Form 10-Q
period 2022-09-30
Hudson Acquisition I Corp.
filed 2022-12-21
CIK 1853047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 001-41532

HUDSON ACQUISITION I CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86- 2712843
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19 West 44th Street, Suite 1001, New York, NY	10036
(Address of Principal Executive Offices)	(ZIP Code)

(347) 205-3126

(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HUDA	The Nasdaq Stock Market LLC
Rights	HUDAR	The Nasdaq Stock Market LLC
Units	HUDAU	The Nasdaq Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,725,000 shares of Common Stock, $0.0001 par value and 7,216,800 units, with each unit comprising of one share of our Common Stock and one right to receive one-fifth (1/5) of a share of the Common Stock upon the consummation of an initial business combination, at December 15, 2022.

HUDSON ACQUISITION I CORP.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION		1

ITEM 1.	Financial Statements	1

	Unaudited Condensed Balance Sheets as of September 30, 2022 and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022 and for the Three Months Ended September 30, 2021 and for the Period from January 13, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholder’s Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and for the Three Months Ended September 30, 2021 and for the Period from January 13, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from January 13, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	17

ITEM 4.	Controls and Procedures	17

PART II. OTHER INFORMATION		18

ITEM 1.	Legal Proceedings	18

ITEM 1A.	Risk Factors	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3.	Defaults Upon Senior Securities	19

ITEM 4.	Mine Safety Disclosures	19

ITEM 5.	Other Information	19

ITEM 6.	Exhibits	20

SIGNATURES		21

i

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

HUDSON ACQUISITION I CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$87,782	$168,353
Total current assets	87,782	168,353

Deferred offering costs	591,724	279,236
Total assets	$679,506	$447,589

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$212,314	$20,702
Related party payables	22,645	122,645
Note payable - related party	500,000	300,000
Total current liabilities	734,959	443,347
Total liabilities	734,959	443,347

Stockholder’s equity (deficit):

Common stock, par value $0.0001, 200,000,000 shares authorized; 1,725,000 shares issued and outstanding (1)	173	173
Additional paid-in capital	24,827	24,827
Accumulated deficit	(80,453)	(20,758)
Total stockholder’s equity (deficit)	(55,453)	4,242
Total liabilities and stockholder’s equity (deficit)	$679,506	$447,589

(1)	Includes up to 225,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 7).

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

HUDSON ACQUISITION I CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Period from Inception (January 13, 2021) Through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Operating expenses:
General and administrative	$13,478	$785	$59,695	$2,238
Loss from operations	(13,478)	(785)	(59,695)	(2,238)

Loss before income taxes	(13,478)	(785)	(59,695)	(2,238)
Provision for income taxes	-	-	-	-

Net loss	$(13,478)	$(785)	$(59,695)	$(2,238)

Basic and diluted net income per common share	$(0.01)	$(0.00)	$(0.04)	$(0.00)
Weighted-average common shares outstanding, basic and diluted(1)	1,500,000	1,500,000	1,500,000	1,500,000

(1)	Excludes up to 225,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 7).

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

HUDSON ACQUISITION I CORP.

CONDENSED STATEMENTS OF CHANGE IN STOCKHOLDER’S EQUITY (DEFICIT)

(Unaudited)

			Additional	Stock		Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholder’s
	Shares (1)	Amount	Capital	Receivable	Deficit	Equity (Deficit)

Balance at January 13 , 2021 (Inception)	-	$-	$-	$-	$-	$-
Issuance of founders shares	1,725,000	173	24,827	(25,000)	-	-
Net loss	-	-	-	-	(859)	(859)
Balance at March 31, 2021	1,725,000	173	24,827	(25,000)	(859)	(859)
Proceeds from issuance of founders shares	-	-	-	25,000	-	25,000
Net loss	-	-	-	-	(594)	(594)
Balance at June 30, 2021	1,725,000	$173	$24,827	$-	$(1,453)	$23,547
Proceeds from issuance of founders shares	-	-	-	-	-	-
Net loss	-	-	-	-	(785)	(785)
Balance at September 30, 2021	1,725,000	$173	$24,827	$-	$(2,238)	$22,762

Balance at December 31, 2021	1,725,000	$173	$24,827	$-	$(20,758)	$4,242
Net loss	-	-	-	-	(17,458)	(17,458)
Balance at March 31, 2022	1,725,000	173	24,827	-	(38,216)	(13,216)
Net loss	-	-	-	-	(28,759)	(28,759)
Balance at June 30, 2022	1,725,000	$173	$24,827	$-	$(66,975)	$(41,975)
Net loss	-	-	-	-	(13,478)	(13,478)
Balance at September 30, 2022	1,725,000	$173	$24,827	$-	$(80,453)	$(55,453)

(1)	Includes up to 225,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 7).

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

HUDSON ACQUISITION I CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended	For the Period from Inception (January 13, 2021) Through
	September 30, 2022	September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,695)	$(2,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of the Company by related parties	-	122,645
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	191,612	8,494
Deferred offering costs	(312,488)	(260,067)
Net cash used in operating activities	(180,571)	(131,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of founders shares	-	25,000
Proceeds from notes payable - related party	100,000	300,000
Net cash provided by financing activities	100,000	325,000

NET CHANGE IN CASH	(80,571)	193,834
Cash - Beginning of period	168,353	-
Cash - End of period	$87,782	$193,834

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash operating, investing and financing activities:
Issuance of founder shares for stock subscriptions receivable	$-	$25,000
Deferred offering costs in related party payables	$22,645	$122,645
Counterbalance of related party notes against related party payables	$100,000	$-

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

HUDSON ACQUISITION I CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS

Hudson Acquisition I Corp. (“Hudson” or the “Company”) was incorporated in the State of Delaware on January 13, 2021. The Company’s business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (our “Initial Business Combination”). The Company has selected December 31 as its fiscal year end.

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Hudson Acquisition I Corp.

As of September 30, 2022, the Company had not commenced core operations. All activity for the period from January 13, 2021 (inception) through September 30, 2022, relates to the Company’s formation and raising funds through the proposed initial public offering (“Proposed Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering.

The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through a Proposed Public Offering, as further discussed in Note 4.

The registration statement pursuant to which the Company is registering its securities offered in the Proposed Public Offering contemplated the sale of 6,000,000 units (the “Units”) at a price to the public of $10.00 per Unit, resulting in total gross proceeds of $60,000,000 (before underwriting discounts and commissions and offering expenses). Each Unit consists of one share of common stock of the Company, par value $0.0001 per share (“Common Stock”) and one right to receive one-fifth (1/5) of a share of the Common Stock upon the consummation of an Initial Business Combination (“Right”).

Net proceeds in the amount of $60,000,000, or $69,000,000 if the over-allotment option is exercised in full, of which the Company received gross proceeds of $8,453,000 (before deducting certain underwriting discount and fees), part of which, or $8,283,940, was received on October 21, 2022, from the Proposed Public Offering will be placed in a trust account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee. The funds held in the trust account will be invested only in United States government Treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries, so that we are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our income or other tax obligations, the proceeds will not be released from the trust account until the earlier of the completion of a business combination or our liquidation. The proceeds held in the trust account may be used as consideration to pay the sellers of a target business with which we complete our Initial Business Combination to the extent not used to pay converting stockholders. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

No compensation of any kind (including finder’s, consulting or other similar fees) will be paid to any of our existing officers, directors, stockholders, or any of their affiliates, prior to, or for any services they render in order to effectuate, the consummation of the business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. Since the role of present management after our Initial Business Combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to those persons after our Initial Business Combination.

We intend to use the excess working capital available for miscellaneous expenses such as paying fees to consultants to assist us with our search for a target business and for director and officer liability insurance premiums, with the balance being held in reserve in the event due diligence, legal, accounting and other expenses of structuring and negotiating business combinations exceed our estimates, as well as for reimbursement of any out-of-pocket expenses incurred by our insiders, officers and directors in connection with activities on our behalf as described below.

The allocation of the net proceeds available to us outside of the trust account, along with the interest earned on the funds held in the trust account available to us to pay our income and other tax liabilities, represents our best estimate of the intended uses of these funds. In the event that our assumptions prove to be inaccurate, we may reallocate some of such proceeds within the above-described categories. If our estimate of the costs of undertaking due diligence and negotiating our Initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is insufficient as a result of the current low interest rate environment, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from our Sponsor or third parties. Our Sponsor has agreed to loan us up to an aggregate of $1,000,000 to be used for a portion of the expenses of the Proposed Public Offering pursuant to a Promissory Note. As of September 30, 2022 and December 31, 2021, we had borrowed $500,000 and $300,000, respectively, under the Promissory Note. These loans are non-interest bearing, unsecured and are due at the earlier of June 30, 2023 or the closing of the Initial Business Combination. The loan may be prepaid at any time out of the Proposed Public Offering proceeds not held in the trust account. Up to $1,000,000 of such loans may be convertible into shares of common stock, at a price of $10.00 per share at the option of the lender. If we are unable to obtain the necessary funds, we may be forced to cease searching for a target business and liquidate without completing our Initial Business Combination.

We will likely use substantially all of the net proceeds of the Proposed Public Offering, including the funds held in the trust account, in connection with our Initial Business Combination and to pay our expenses relating thereto, including the deferred underwriting discounts and commissions payable to the underwriters in an amount equal to 5.5% of the total gross proceeds raised or $3,300,000 in the aggregate (or $3,795,000 if the underwriters’ over-allotment option is exercised in full) in the Proposed Public Offering upon consummation of our Initial Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect our Initial Business Combination, the proceeds held in the trust account which are not used to consummate a business combination will be disbursed to the combined company and will, along with any other net proceeds not expended, be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions.

To the extent we are unable to consummate a business combination, we will pay the costs of liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our Sponsor has agreed to pay the funds necessary to complete such liquidation and has agreed not to seek repayment of such expenses.

Furthermore, the Inflation Reduction Act of 2022 imposes a 1% excise tax on the repurchase of corporate stock (the “Excise Tax”) by a publicly traded U.S. corporation following December 31, 2022. For purposes of the Excise Tax, a repurchase will generally include redemptions, corporate buy-backs and other transactions in which the corporation acquires its stock from a shareholder in exchange for cash or property, subject to exceptions for de minimis transactions and certain reorganizations. As a result, subject to certain rules, the Excise Tax will apply to any redemption by a U.S.-domiciled special purpose acquisition company (“SPAC”) taking place after December 31, 2022, including redemptions (i) by shareholders in connection with the SPAC’s initial business combination or a proxy vote to extend the lifespan of the SPAC, (ii) by SPACs if the SPAC does not complete a de-SPAC transaction within the required time set forth in its constituent documents, or (iii) in connection with the wind-up and liquidation of the SPAC. The financial responsibility for such Excise Tax resides with the Company and the Sponsor. This amount of 1% has not been included in this financial statement.

If no business combination is completed within 9 months from the closing of the Proposed Public Offering (or up to 15 months from the closing of the Proposed Public Offering if we extend the period of time to consummate a business combination by the maximum amount), the proceeds then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares. Our Sponsor, directors, director nominees and officers will enter into a letter agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our Initial Business Combination within such time period.

In connection with the shares purchased by our founders, the founders waive any and all right, title, interest or claim of any kind in or to any distributions by the Company from the trust account which will be established for the benefit of the Company’s public stockholders and into which substantially all of the proceeds of the Proposed Public Offering will be deposited (the “Trust Account”), in the event of a liquidation of the Company upon the Company’s failure to timely complete an Initial Business Combination.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and Russia-Ukraine war on the economy and the capital markets and has concluded that, while it is reasonably possible that such events could have negative effects on the Company’s financial position and outlook for an Initial Business Combination, the specific impacts are not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties

The current challenging economic climate may lead to adverse changes in cash flows, working capital levels and/or debt balances, which may also have a direct impact on the Company’s future operating results and financial position after any such Initial Business Combination in the future. The ultimate duration and magnitude of the impact and the efficacy of government interventions on the economy and the financial effect on the Company is not known at this time. The extent of such impact will depend on future developments, which are highly uncertain and not in the Company’s control.

NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The unaudited condensed balance sheets as of September 30, 2022, was derived from our audited financial statements but does not include all disclosures required by US GAAP. Accordingly, these unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in its Form S-1 Registration Statement, as amended, as filed with the Securities and Exchange Commission on May 9, 2022. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results for the year ending December 31, 2022 or for any future period.

These financial statements are presented in U.S Dollars.

Significant Accounting Policies

Use of Estimates

The preparation of financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022, we had no cash balances in bank deposit accounts that exceeded federally insured limits.

Deferred Offering Costs

Deferred offering costs consist of professional fees, filing, regulatory and other costs incurred through the balance sheet date that are directly related to the Proposed Public Offering. As of September 30, 2022, $0.6 million in deferred offering costs were capitalized in anticipation of the Proposed Public Offering. These costs will be charged to expense if the Proposed Public Offering is unsuccessful.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Common Stock Subject to Possible Redemption

The Company will account for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Upon the occurrence of the Company’s Proposed Public Offering the Company’s common stock will feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption will be presented at redemption value and as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, if dilutive. There are no outstanding dilutive or potentially dilutive instruments for all periods presented.

Recent Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”). The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in this Update also require additional disclosures for equity securities subject to contractual sale restrictions. The provisions in this Update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect to early adopt this ASU. The Company is currently evaluating the impact of adopting this guidance on the consolidated balance sheets, results of operations and financial condition.

On August 5, 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU’s amendments are effective for public business entities that are not smaller reporting companies in fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance and does not expect to early adopt the provisions of this ASU.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3 — GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2022, the Company had cash of $0.1 million and a working capital deficit of $0.6 million, exclusive of deferred offering costs. The Company’s liquidity needs as of September 30, 2022, had been satisfied through proceeds from the issuance of common stock, related party payables and a related party note payable.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 13, 2021 (inception) through September 30, 2022, relates to the Company’s formation and the Proposed Public Offering. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from its Proposed Public Offering. The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through the Proposed Public Offering. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Public Offering, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. Although management has been successful to date in raising necessary funding, there can be no assurance that any required future financing can be successfully completed. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Proposed Public Offering, the Company intends to offer for sale 6,000,000 units at a price of $10.00 per Unit for a total of $60,000,000, or $69,000,000 if the over-allotment option is exercised in full, of which the Company received gross proceeds of $8,453,000 (before deducting certain underwriting discount and fees), part of which, or $8,283,940, was received on October 21, 2022. Each Unit consists of one share of common stock and one right to receive 1/5 of a share of common stock (see Note 6).

NOTE 5 — RELATED PARTY TRANSACTIONS

Sponsor Shares

On March 18, 2021, the Company’s sponsor, Hudson SPAC Holding LLC (the “Sponsor”) was issued 2,875,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000, which included up to 375,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (See Note 7).

The number of founder shares issued and outstanding was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after this Proposed Public Offering. As such, our initial stockholders will collectively own 20% of our issued and outstanding shares after this Proposed Public Offering (assuming they do not purchase any units in this Proposed Public Offering). Neither our Sponsor, officers or directors have expressed an intention to purchase any units in this Proposed Public Offering. Up to an aggregate 375,000 Founder Shares were subject to forfeiture by our Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised so that our initial stockholders will maintain ownership of 20% of our common stock after this Proposed Public Offering. We will effect a stock dividend or share contribution prior to this Proposed Public Offering should the size of the Proposed Public Offering change, in order to maintain such ownership percentage.

On December 10, 2021, the Company entered into an amended engagement agreement with the underwriter (the “Underwriter Addendum”) pursuant to which the Founder Shares were reduced to 1,725,000, including over-allotment, with up to an aggregate 225,000 Founder Shares subject to forfeiture by our Sponsor depending on the extent to which the underwriter’s over-allotment option is exercised so that our initial stockholders will maintain 20% of our common stock after the Proposed Public Offering (see Note 6).

The Founder Shares are identical to the shares of common stock included in the units being sold in the Proposed Public Offering, except that the founder shares are subject to certain transfer restrictions.

Holders of record of shares of the common stock and holders of founder shares will vote together on all matters submitted to a vote of our stockholders, with each share of common stock entitling the holder to one vote except as required by law.

Related Party Payables

The Company’s founders have paid expenses on behalf of the Company totaling $122,645 as of September 30, 2022, and December 31, 2021, respectively. A total of $22,645 and $122,645 remained outstanding as of September 30, 2022 and December 31, 2021, respectively. The payables bear no interest and have no specified repayment terms.

Promissory Note — Related Party

On April 5, 2021, the Company entered into a promissory note with Hudson SPAC Holding, LLC (its Sponsor) for principal amount up to $1,000,000. The promissory note is non-interest bearing and matures on the earlier of: (i) June 30, 2023, or (ii) the date the Company consummates an Initial Business Combination. The principal balance may be prepaid at any time. A maximum of $1,000,000 of such loans may be converted into units, each unit comprised of one share of common stock and one right to receive one-fifth (1/5) of a share of the common stock, at the price of $10.00 per share at the option of the lender.

On May 6, 2021, the Company made a drawdown of $300,000 on the promissory note, which remained outstanding as of December 31, 2021.

On April 15, 2022, the Company approved an additional drawdown of $100,000 on the promissory note to be applied as a payment to the related party payable.

On August 19, 2022, the Company made an additional drawdown of $100,000 on the related party promissory note.

Private Placement Units — Related Party

Our Sponsor, Hudson SPAC Holding, LLC, has agreed to purchase from us an aggregate of 340,000 units, each consisting of one share of our common stock and a right to receive one-fifth (1/5) of one share of common stock, (the “Private Placement Units”) (or 371,500 units if the over-allotment option is exercised in full) at a price of $10 per unit ($3,400,000 in the aggregate, or $3,715,000 if the over-allotment option is exercised in full), each Unit identical to the public unit except not being registered herein, in a private placement that will close simultaneously with the closing of this Proposed Public Offering.

Administrative Support Agreement

Commencing on the date of this prospectus, we have agreed to pay our Sponsor or its affiliate a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) the founder shares, which were issued in a private placement prior to the closing of the Proposed Public Offering, and (ii) private placement units, which will be issued in a private placement simultaneously with the closing of this the Proposed Public Offering, will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Proposed Public Offering. The holders of the majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the Founder Shares are to be released from escrow. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our Initial Business Combination.

Underwriting Agreement

The Company will grant the underwriters a 45-day option from the date of this prospectus to purchase up to 900,000 additional Units to cover over-allotments, if any, at the Proposed Public Offering price less the underwriting discounts.

The underwriters will be entitled to a cash underwriting discount of $0.55 per Unit, or $3,300,000 in the aggregate (or $3,795,000 in the aggregate if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the Proposed Public Offering. A total of $0.35 per unit sold in this Proposed Public Offering, or $2,100,000 in the aggregate (or $2,415,000 in the aggregate if the underwriters’ option to purchase additional units is exercised in full) payable to the Underwriter for deferred underwriting discounts will be placed in the Trust Account. The deferred discounts will be released to the Underwriter only on and concurrently with completion of an Initial Business Combination.

On December 10, 2021, the Company entered into the Underwriter Addendum to the March 14, 2021, underwriter engagement agreement. Pursuant to the Underwriter Addendum the following material changes were put into effect:

●	The engagement period between the Company and the underwriter was extended to the earlier of (i) the close of the Initial Public Offering, (ii) the date that the underwriter ceases proceeding in good faith with preparations for the Initial Public Offering, or (iii) December 1, 2022;

●	The Sponsor and the Company have decided to reduce the Initial Public Offering size to 6,000,000 Units at $10.00 per Unit for gross proceeds of $60,000,000 with the over-allotment option equal to 15% of the total number of Units initially offered;

●	The Founders Shares will be reduced to 1,725,000, including over-allotment and the Sponsor will forfeit up to 225,000 shares if the over-allotment is not exercised in full;

●	The underwriting discount will be 5.5% of the gross proceeds of the Initial Public Offering payable in cash, of which 2% shall be paid at closing. In addition, the Company will issue at the closing of the Initial Public Offering 138,000 additional representative shares (“Representative Shares”), including over-allotment. If the over-allotment option is not exercised in full, the Representative Shares will be reduced pro rata. Payment of 3.5% shall be deferred until the consummation of an Initial Business Combination involving the Company; and

●	The Company will also sell to the underwriter at the time of the closing of the Initial Public Offering for an aggregate of $100.00, an option (the “UPO”) to purchase 50,000 Units (or up to 57,500 Units if the underwriters exercise their over-allotment option in full). The UPO will be exercisable at any time, in whole or in part, between the close of the Initial Business Combination and fifth anniversary of the date of the Initial Public Offering at a price per Unit equal to $11.50. The Company shall register the UPOs and the securities underlying the UPOs with the registration statement for the Initial Public Offering.

NOTE 7 — STOCKHOLDER’S EQUITY (DEFICIT)

Authorized Shares

The total number of shares of capital stock, par value of $0.0001 per share, which the Company is authorized to issue is 200,000,000 shares of common stock. Except as otherwise required by law, the holders of the Common Stock shall exclusively possess all voting power with respect to the Company.

Founder’s Shares

At inception, January 13, 2021, the Company issued 2,875,000 founder shares of common stock at a price of $0.01 per share for total receivable of approximately of $25,000. These founder shares include up to 375,000 shares of which are subject to forfeiture by the stockholder if the underwriters of the proposed initial public offering (“IPO”) of the Company, pursuant to the registration statement on Form S-1 expected to be filed by the Company in connection with the IPO, do not fully exercise their over-allotment option.

On May 11, 2021, the Company received the payment of $25,000 related to the stock subscriptions receivable from the Sponsor.

On December 10, 2021, pursuant to the Underwriter Addendum, the aggregate number of Founder Shares were reduced to 1,725,000, including over-allotment, with up to an aggregate 225,000 Founder Shares will be subject to forfeiture by our Sponsor depending on the extent to which the underwriter’s over-allotment option is exercised so that our initial stockholders will maintain 20% of our common stock after this offering (see Note 6).

Rights

Except in cases where we are not the surviving company in a business combination, each holder of a public right will automatically receive one-fifth (1/5) of a share of common stock upon consummation of our Initial Business Combination. In the event we will not be the surviving company upon completion of our Initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-fifth (1/5) of a share underlying each right upon consummation of the business combination. We will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As a result, you must hold rights in multiples of 10 in order to receive shares for all of your rights upon closing of a business combination. If we are unable to complete an Initial Business Combination within the required time period and we redeem the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

NOTE 8 — INCOME TAXES

The Company accounts for income taxes under ASC 740 - Income Taxes (“ASC 740”), which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

The Company has no deferred tax assets as of September 30, 2022 and December 31, 2021, respectively.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required because it is more likely than not that all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

NOTE 9 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are available to be issued. Other than below, there are no subsequent events identified that would require disclosure in the financial statements.

Initial Public Offering

On October 18, 2022, the Company consummated its Initial Public Offering (“IPO”) and sold 6,000,000 units (the “Units”) at a price to the public of $10.00 per Unit, resulting in total gross proceeds of $60,000,000 (before underwriting discounts and commissions and offering expenses). Each Unit consisted of one share of common stock of the Company, par value $0.0001 per share (“Common Stock”) and one right to receive one-fifth (1/5) of a share of the Common Stock upon the consummation of an Initial Business Combination (“Right”).

Private Placement

Simultaneously with the closing of the IPO, the Sponsor should have purchased a total of 340,000 units (the “Initial Private Placement Units”) at a price of $10.00 per the Initial Private Placement Unit (the “Private Placement”). However, on October 18, 2022, simultaneously with the consummation of the IPO, the Sponsor partially consummated the Private Placement by subscribing to 238,500 units (the “Purchased Private Placement Units”) instead of the full Initial Private Placement Units, generating gross proceeds of approximately $2,385,000 instead of the full $3,400,000, part of the proceeds of which were placed in the Trust Account. The Trust Account was nonetheless fully-funded as described in the prospectus filed in connection with the Offering. No underwriting discounts or commissions were paid with respect to the Private Placement. The Purchased Private Placement Units are identical to the Units, except that (a) the Purchased Private Placement Units and their component securities will not be transferable, assignable or saleable until 30 days after the consummation of the Company’s Initial Business Combination except to permitted transferees and (b) the shares and rights included as a component of the Purchased Private Placement Units, so long as they are held by the Sponsor or its permitted transferees, will be entitled to registration rights, respectively. If we do not complete our Initial Business Combination within 15 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of our public shares (subject to the requirements of applicable law) and the rights included as part of the Private Placement Units will expire worthless.

Subsequent to the IPO, on November 30, 2022, the Company received an additional remittance of $515,000 underlying the Sponsor’s purchase of the Private Placement Units. On December 1, 2022, the Sponsor also confirmed their intent to convert the balance of the related party note held by the Sponsor, or $500,000 into the balance of the amount needed for the Private Placement Units, resulting in the Sponsor’s payment of additional total consideration of $1,015,000 to the Company for the Private Placement Units.

Overallotment Offering

On October 21, 2022, the Company closed the sale of 845,300 Units at $10.00 per Unit as a result of the underwriters’ partial exercise of their over-allotment option (the “Overallotment Offering”) in connection with the IPO and pursuant to the underwriting agreement by and between the Company and Chardan Capital Markets, LLC dated October 14, 2022. As a result of the Overallotment Offering, the Company received gross proceeds of $8,453,000 (before deducting certain underwriting discount and fees), part of which, or $8,283,940, was placed in the Trust Account.

On October 21, 2022, simultaneously with the consummation of the Overallotment Offering, the Company completed the private placement of additional 31,500 units (the “Overallotment Private Placement Units”) pursuant to the Unit Private Placement Agreement dated October 14, 2022 by and between the Company and the Sponsor, in connection with the underwriters’ partial exercise of the over-allotment option, at a purchase price of $10.00 per Overallotment Private Placement Unit, generating gross proceeds of $315,000, a portion of which, or $295,855, was placed in the Trust Account.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us”, “our” or the “Company” refer to Hudson Acquisition I Corp. and references to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “could,” “would,” “will” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Initial Business Combination using cash from the proceeds of our initial public offering (the “IPO”), our capital stock, debt or a combination of cash, stock and debt.

As of September 30, 2022, we had not commenced core operations. All activity for the period from January 13, 2021 (inception) through September 30, 2022, relates to the Company’s formation and raising funds through the proposed initial public offering (“Proposed Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering.

The stock exchange listing rules provide that the Initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in a trust account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee (the “Trust Account”) (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with the Initial Business Combination. We will only complete an Initial Business Combination if the post-Initial Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. There is no assurance that we will be able to successfully effect an Initial Business Combination.

If no business combination is completed within 9 months  from the closing of the Proposed Public Offering (or up to 15 months  from the closing of the Proposed Public Offering if we extend the period of time to consummate a business combination by the maximum amount), the proceeds then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less $100,000  of interest to pay dissolution expenses), will be used to fund the redemption of our public shares. Our Sponsor, directors, director nominees and officers will enter into a letter agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our Initial Business Combination within such time period.

Results of Operations

All activities through September 30, 2021 were related to our organizational activities, and preparation for our Proposed Public Offering, and, after our IPO, identifying a target company for a business combination. We will not generate any operating revenues until after completion of our Initial Business Combination. Subsequent to our Proposed Public Offering, which we completed on October 18, 2022, we will generate non-operating income in the form of interest and dividend income on cash and cash equivalents, and marketable securities held in the Trust Account. We expect to incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

For the three and nine months ended September 30, 2022 and for the three months ended September 31, 2021 and the period from January 13, 2021 (inception) through September 30, 2021, we had net losses of $13,478 and $59,695, respectively, and $785 and $2,238, respectively, consisting mainly of legal and professional fees and fees for our formation.

Liquidity and Capital Resources

As of September 30, 2022, we had $87,782 in our operating bank account and working capital deficit of $605,682. The Company’s liquidity needs up to September 30, 2022, had been satisfied through proceeds from the issuance of common stock, related party payables and a related party note payable.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 13, 2021 (inception) through September 30, 2022, relates to the Company’s formation and the Proposed Public Offering. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from its Proposed Public Offering. The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through the Proposed Public Offering. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Public Offering, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. Although management has been successful to date in raising necessary funding, there can be no assurance that any required future financing can be successfully completed. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2022, other than an agreement to pay our sponsor, Hudson SPAC Holding LLC (the “Sponsor”) a monthly fee of $20,000 for office space, secretarial, and administrative support services provided to the Company.

To the extent we are unable to consummate a business combination, we will pay the costs of liquidation from our remaining assets outside of the Trust Account. If such funds are insufficient, our Sponsor has agreed to pay the funds necessary to complete such liquidation and has agreed not to seek repayment of such expenses.

The underwriters will be entitled to a cash underwriting discount of $0.55 per Unit, or $3,300,000 in the aggregate (or $3,795,000 in the aggregate if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the Proposed Public Offering. A total of $0.35 per unit sold in this Proposed Public Offering, or $2,100,000 in the aggregate (or $2,415,000 in the aggregate if the underwriters’ option to purchase additional units is exercised in full) payable to the Underwriter for deferred underwriting discounts will be placed in the Trust Account. The deferred discounts will be released to the Underwriter only on and concurrently with completion of an Initial Business Combination.

Critical Accounting Policies

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. See Note 1 to our financial statements for further information on our critical accounting policies.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Recent Accounting Pronouncements

On August 5, 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU’s amendments are effective for public business entities that are not smaller reporting companies in fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15f and 15d-15 under the Exchange Act, under the supervision and with the participation of our management, including our chief (principal) executive officer and chief (principal) financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer,  have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2022  covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may adversely affect our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors

There have been no material changes to the risk factors identified in our registration statement filed with the SEC for our Proposed Public Offering, except as set forth below:

The SEC has issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential initial business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, disclosures in SEC filings in connection with business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential initial business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs of negotiating and completing an initial business combination and the time required to consummate a transaction, and may constrain the circumstances under which we could complete an initial business combination.

If we were deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that may not complete its business combination within 24 months after the effective date of the IPO Registration Statement. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we were deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. Although we do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we were able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in that will be held in the Trust Account from our Proposed Public Offering will be held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, on or prior to the 24-month anniversary of the effective date of our IPO Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash could reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our initial business combination, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on The Nasdaq Stock Market LLC, we believe that we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any Redemptions of our public shares after December 31, 2022, including any redemptions in connection with an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not Applicable.

Item 5. Other information

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(A)/15d-14(A) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(A)/15d-14(A) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON ACQUISITION I CORP.

By:	/s/ Jiang Hui
Jiang Hui
Chief Executive Officer (Principal Executive Officer)

Date: December 20, 2022