Form 10-K
period 2022-12-31
Hudson Acquisition I Corp.
filed 2023-09-27
CIK 1853047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HUDA	The Nasdaq Stock Market LLC
Rights	HUDAR	The Nasdaq Stock Market LLC
Units	HUDAU	The Nasdaq Stock Market LLC

As of September 27, 2023, there were 4,500,156 shares of common stock, par value $0.0001 per share of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our Initial Business Combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Initial Business Combination;

●	our potential ability to obtain additional financing to complete our Initial Business Combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated October 14, 2022, filed with the Securities and Exchange Commission (the “SEC”) on October 17, 2022.

ii

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this annual report, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to our certificate of incorporation in effect;

●	“equity-linked securities” are to any securities of our company which are convertible into, exchangeable for, or exercisable for common stock of our company;

●	“founder shares” are to shares of our common stock initially purchased by our sponsor;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“management” or our “management team” are to our officers and directors, and “directors” are to our current directors;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“public shares” are to shares of our common stock sold as part of our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that each of their status as a “public stockholder” shall only exist with respect to such public shares;

●	“sponsor” are to Hudson SPAC Holding LLC, a Delaware limited liability company;

●	“trust account” are to the trust account located in the United States and maintained by Continental Stock Transfer & Trust Company, acting as trustee under that certain Investment Management Trust Agreement, dated as of October 14, 2022, that currently holds or has previously held the proceeds from the Company’s initial public offering;

●	“we,” “us,” “our,” “Company,” or “our company” are to Hudson Acquisition I Corp., a Delaware corporation.

iii

PART I

ITEM 1. BUSINESS

We are a blank check company incorporated on January 13, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to herein as our Initial Business Combination. We have generated no operating revenues to date and we will not generate operating revenues until we consummate our Initial Business Combination.

Initial Public Offering

The registration statement pursuant to which we registered our securities offered in the Initial Public Offering was declared effective on October 14, 2022. On October 18, 2022, we consummated our Initial Public Offering and sold 6,000,000 units (the “Units”) at a price to the public of $10.00 per Unit, resulting in total gross proceeds of $60,000,000 (before underwriting discounts and commissions and offering expenses). Each Unit consists of one share of common stock, par value $0.0001 per share (“Common Stock”) and one right to receive one-fifth (1/5) of a share of the Common Stock upon the consummation of an Initial Business Combination (“Right”).

Simultaneously with the closing of the Initial Public Offering, our sponsor, Hudson SPAC Holding LLC (the “Sponsor”) should have purchased a total of 340,000 units (the “Initial Private Placement Units”) at a price of $10.00 per the Initial Private Placement Unit (the “Private Placement”). However, on October 18, 2022, simultaneously with the consummation of the Initial Public Offering, our Sponsor partially consummated the Private Placement by subscribing to 238,500 units (the “Purchased Private Placement Units”) instead of the full Initial Private Placement Units, generating gross proceeds of approximately $2,385,000 instead of the full $3,400,000, part of the proceeds of which were placed in the Trust Account. The Trust Account was nonetheless fully-funded. On November 30, 2022, the Company received an additional remittance of $515,000 underlying the Sponsor’s purchase of the Private Placement Units. Additionally, on December 1, 2022, the Sponsor applied the outstanding balance on the Promissory Note of $500,000 towards the remaining stock subscription balance, which fully funded the Sponsor’s purchase of the Private Placement Units. No underwriting discounts or commissions were paid with respect to the Private Placement. The Purchased Private Placement Units are identical to the Units, except that (a) the Purchased Private Placement Units and their component securities will not be transferable, assignable or saleable until 30 days after the consummation of our Initial Business Combination except to permitted transferees and (b) the shares and rights included as a component of the Purchased Private Placement Units, so long as they are held by our Sponsor or its permitted transferees, will be entitled to registration rights, respectively. If we do not complete our Initial Business Combination before the mandatory liquidation date, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of our public shares (subject to the requirements of applicable law) and the rights included as part of the Private Placement Units will expire worthless.

On October 21, 2022, the Company closed the sale of 845,300 units (the “OA Units”) at $10.00 per unit as a result of the underwriters’ partial exercise of their over-allotment option (the “Overallotment Offering”) in connection with the previously announced Initial Public Offering pursuant to the underwriting agreement by and between the Company and Chardan Capital Markets, LLC dated October 14, 2022. Each OA Unit consists of one share of Common Stock of the Company, par value $0.0001 per share and one right to receive one-fifth (1/5) of one share of the Common Stock upon the consummation of an Initial Business Combination (the “Right”). Such OA Units were registered pursuant to the Company’s registration statement. As a result of the Overallotment Offering, the Company received gross proceeds of $8,453,000 (before deducting certain underwriting discount and fees), part of which was placed in the Trust Account. On October 21, 2022, simultaneously with the consummation of the Overallotment Offering, the Company completed the private placement of additional 31,500 units (the “Overallotment Private Placement Units”) pursuant to the Unit Private Placement Agreement dated October 14, 2022 by and between the Company and the Sponsor, in connection with the underwriters’ partial exercise of the over-allotment option, at a purchase price of $10.00 per Overallotment Private Placement Unit, generating gross proceeds of $315,000, a portion of which was placed in the Trust Account.

Following the closing of the Initial Public Offering on October 18, 2022 and sale of the Private Placement Units on October 21, 2022, an amount of $69,479,795 was placed in a Trust Account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee. The funds held in the Trust Account were invested only in United States government Treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries, so that the Company is not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay for income or other tax obligations, the remaining proceeds will not be released from the Trust Account until the earlier of the completion of an Initial Business Combination or mandatory liquidation. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes the Initial Business Combination to the extent not used to pay redeeming stockholders. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

On July 17, 2023, the Company filed a certificate of amendment (the “Certificate of Amendment”) to the Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware. The Certificate of Amendment amends the Certificate of Incorporation to (i) give the Company the option to extend the date by which it must effect a Business Combination beyond July 18, 2023 up to nine (9) times for an additional (1) month each time to April 18, 2024 upon the deposit into the Trust Account of $80,000 for each calendar month and (ii) eliminate the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934 of less than $5,000,001. This amendment increased the time the Company has to consummate an Initial Business Combination from the original maximum amount of 15 months to 18 months from the Initial Public Offering date. In connection with the votes to approve the proposals above, the holders of 4,427,969 shares of common stock properly exercised their right to redeem their shares for approximately $10.43 per share, leaving approximately $25 million in the Trust Account.

Business Strategy

Our business strategy is to identify and complete our Initial Business Combination with a company that complements the experience of our management team and can benefit from their operational, marketing and financial expertise. Our selection process will leverage the Company’s Board of Directors and executives broad relationship, deep industry experience and deal sourcing capabilities to access a wide spectrum of opportunities in the technology sector in the United States. This network has been developed over the past decades in executive positions with various global firms and public companies. We shall not undertake our Initial Business Combination with any entity being based in or having the majority of its operations in China (including Hong Kong and Macau). We believe that our management team will identify a business combination that will benefit from their experience, including:

●	Long history of sourcing, structuring, acquiring, operating, developing, growing and financing businesses;

●	Significant integration experience implementing new technologies and systems to drive value and standardization;

●	Strong marketing and capital allocation decision-making to establish and maintain premium brand; and

●	Sound understanding of public company performance requirements and ability to guide private-to-public process.

Our management team will access their network of relationships to articulate the parameters for our search for a target company and begin the process of reviewing and pursuing potential business combinations.

Acquisition Criteria

Our acquisition strategy will leverage the Hudson Team’s network of long-standing relationships and industry contacts as well as inbound opportunities to source a business combination. Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We shall not undertake our Initial Business Combination with any entity being based in or having the majority of its operations in China (including Hong Kong and Macau). We will use these criteria and guidelines in evaluating acquisition opportunities, and we intend to identify and acquire one or more businesses that we believe exhibit a number of the following attributes:

●	Well established market presence with recognizable brand and reputation for quality service;

●	Platform with sufficient scale and geographic concentration from which to expand through acquisitions;

●	Generates stable free cash flow or has the potential to do so near term;

●	Generates returns well in excess of the cost of capital;

●	Easily identified cost savings that can be realized near term;

●	Modest capital requirements to refurbish locations to quality standards;

●	Can benefit from new technologies and systems to meaningfully enhance financial performance;

●	Quality management and personnel with ability to contribute to growth strategy; and

●	Would benefit from being publicly traded and having access to incremental growth capital.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular Initial Business Combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant. In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non—core assets or divisions.

Acquisition Process

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience.

We are not prohibited from pursuing an Initial Business Combination with a target that is affiliated with our sponsor, officers or directors or making the Initial Business Combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our Initial Business Combination with an Initial Business Combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an Initial Business Combination is fair to our company from a financial point of view.

Our senior advisor Pengfei Xie manages indirectly the sponsor, own founder shares, and, accordingly, Pengfei Xie may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination. Further, our officers, directors or senior advisor may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Initial Business Combination.

Certain of our directors and officers currently have, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to his or her fiduciary duties. If any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

No members of our management team have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member specifically in his or her capacity as an officer or a director of the company. Members of our management team may be required to present potential business combinations to other entities to whom they have fiduciary duties before they present such opportunities to us. Any knowledge or presentation of such opportunities may therefore present conflicts of interest.

Initial Business Combination

In accordance with the rules of Nasdaq, our Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the assets held in the trust account (net of amounts disbursed to management for working capital purposes, if any, and excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our Initial Business Combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or an independent valuation or appraisal firm with respect to satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our Initial Business Combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective businesses, although we will not be permitted to effectuate our Initial Business Combination with another blank check company or a similar company with nominal operations. Additionally, pursuant to Nasdaq rules, any Initial Business Combination must be approved by a majority of our independent directors.

We anticipate structuring our Initial Business Combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our Initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our Initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of fair market value test. If the business combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the Initial Business Combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

The net proceeds of this offering released to us from the trust account upon the closing of our Initial Business Combination may be used as consideration to pay the sellers of a target business with which we complete our Initial Business Combination. If our Initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our Initial Business Combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our Initial Business Combination, to fund the purchase of other companies or for working capital. In addition, we may be required to obtain additional financing in connection with the closing of our Initial Business Combination to be used following the closing for general corporate purposes as described above. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our Initial Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after our Initial Business Combination. We may also obtain financing prior to the closing of our Initial Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our Initial Business Combination. Our amended and restated certificate of incorporation will provide that, following this offering and prior to the consummation of our Initial Business Combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any Initial Business Combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their public shares. In the event that our sponsor or its affiliates or designees, elect to extend the time to complete a business combination and deposit the applicable amount of money into trust, the sponsor would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our Initial Business Combination, or, at the sponsor’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the deadline. In addition, we intend to issue a press release the day after the deadline announcing whether or not the funds had been timely deposited. The sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our Initial Business Combination. If we are unable to consummate our Initial Business Combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the private units will expire and will be worthless.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the last completed fiscal year.

Financial Position

With funds available for a business combination in the amount of approximately $25 million as of the date of this report, before estimated offering and working capital expenses, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our Initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations other than finding a business combination until we consummate our Initial Business Combination. We intend to effectuate our Initial Business Combination using cash from the proceeds from the Initial Public Offering and the private placement of the private placement units, the proceeds of the sale of our shares in connection with our Initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of this offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our Initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our Initial Business Combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our Initial Business Combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our Initial Business Combination, and we may effectuate our Initial Business Combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public stockholders, we may be required to seek additional financing to complete such proposed Initial Business Combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our Initial Business Combination. In the case of an Initial Business Combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the Initial Business Combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our Initial Business Combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of this offering. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after our Initial Business Combination. Our amended and restated certificate of incorporation will provide that, following this offering and prior to the consummation of our Initial Business Combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any Initial Business Combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination, or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their public shares. In the event that our sponsor or its affiliates or designees, elect to extend the time to complete a business combination and deposit the applicable amount of money into trust, the sponsor would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our Initial Business Combination, or, at the sponsor’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the deadline. In addition, we intend to issue a press release the day after the deadline announcing whether or not the funds had been timely deposited. The sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our Initial Business Combination. To the extent that some, but not all, of the sponsor, decides to extend the period of time to consummate our Initial Business Combination, the sponsor (or its affiliates or designees) may deposit the entire amount required. If we are unable to consummate our Initial Business Combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the private units will expire and will be worthless.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as our sponsor and its affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows, conferences or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the Company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our Initial Business Combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated Initial Business Combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Commencing on the date of our Initial Public Offering, we have agreed to pay our sponsor or its affiliate a total of up to $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our Initial Business Combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an Initial Business Combination candidate.

We are not prohibited from pursuing an Initial Business Combination with an Initial Business Combination target that is affiliated with our sponsor, officers or directors or making the Initial Business Combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our Initial Business Combination with an Initial Business Combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an Initial Business Combination is fair to our company from a financial point of view.

If any of our officers or directors becomes aware of an Initial Business Combination opportunity that falls within the line of business of any entity to which he or she has then-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

In accordance with the rules of Nasdaq, our Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the assets held in the trust account (net of amounts disbursed to management for working capital purposes, if any, and excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our Initial Business Combination. The fair market value of our Initial Business Combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our Initial Business Combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our Initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our Initial Business Combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our Initial Business Combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an Initial Business Combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% of fair market value test. There is no basis for investors in this offering to evaluate the possible merits or risks of any target business with which we may complete our Initial Business Combination.

To the extent we effect our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a due diligence review, which may encompass, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our Initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our Initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our Initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our Initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our Initial Business Combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Initial Business Combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our Initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our Initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Initial Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our Initial Business Combination.

Following our Initial Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of Initial Business Combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our Initial Business Combination if, for example:

●	we issue shares of common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding shares of common stock or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase public shares in privately-negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NASDAQ rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares in such transactions prior to completion of our Initial Business Combination.

Subsequent to our Initial Public Offering, we adopted an insider trading policy which requires insiders to: (i) refrain from purchasing our securities during certain blackout periods when they are in possession of any material non-public information and (ii) clear all trades of company securities with a compliance officer prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

The purpose of any such purchases of shares could be to vote such shares in favor of the Initial Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our Initial Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or any of their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately-negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests tendered by stockholders following our mailing of proxy materials in connection with our Initial Business Combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our Initial Business Combination, whether or not such stockholder has already submitted a proxy with respect to our Initial Business Combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our Initial Business Combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be made only to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our Initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the Initial Business Combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our Initial Business Combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our Initial Business Combination either (i) in connection with a stockholder meeting called to approve the Initial Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed Initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements.

Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s stockholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote in-person or by proxy at a general meeting.

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after this offering (including in open market and privately-negotiated transactions) in favor of our Initial Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our Initial Business Combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 127,848, or 2.13%, of the 6,000,000 public shares sold in this offering to be voted in favor of an Initial Business Combination in order to have our Initial Business Combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). We intend to give not less than 10 days’ nor more than 60 days’ prior written notice of any such meeting, if required, at which a vote shall be taken to approve our Initial Business Combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our Initial Business Combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our Initial Business Combination, which contain substantially the same financial and other information about the Initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Initial Business Combination until the expiration of the tender offer period.

Upon the public announcement of our Initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the Initial Business Combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our Initial Business Combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed Initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public stockholders who elected to redeem their shares.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Initial Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in this offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in this offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our Initial Business Combination, particularly in connection with an Initial Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Initial Business Combination.

Delivering Stock Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Company’s DWAC system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the Initial Business Combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our Initial Business Combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two business days prior to the vote on the Initial Business Combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our Initial Business Combination.

If our Initial Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our proposed Initial Business Combination is not completed, we may continue to try to complete an Initial Business Combination with a different target until our mandatory date of liquidation.

Redemption of Public Shares and Liquidation if no Initial Business Combination

If we are unable to complete our Initial Business Combination before our mandatory date of liquidation, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our Initial Business Combination before our mandatory date of liquidation. However, if our sponsor, officers or directors acquire public shares in or after this offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our Initial Business Combination within the allotted time period. In the event that our sponsor or its affiliates or designees, elect to extend the time to complete a business combination and deposit the applicable amount of money into trust, the sponsor would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our Initial Business Combination, or, at the sponsor’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its intent to effect an extension, we will issue a press release announcing such intention at least three days prior to the 9-month deadline. In addition, we intend to issue a press release the day after the deadline announcing whether or not the funds had been timely deposited. The sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our Initial Business Combination. To the extent that some, but not all, of the sponsor, decides to extend the period of time to consummate our Initial Business Combination, the sponsor (or its affiliates or designees) may deposit the entire amount required. If we are unable to consummate our Initial Business Combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the private units will expire and will be worthless.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination within the allotted time or (B) with respect to any other material provisions relating to stockholders’ rights or pre-Initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $740,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of this offering other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.15. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.15. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to enter into an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to the Company, and will only enter into an agreement with such third party if our management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our Initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.15 per share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, the form of which is filed as Exhibit 10.1 to the registration statement of our prospectus forms a part, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations, and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our Initial Business Combination and redemptions could be reduced to less than $10.15 per public share. In such event, we may not be able to complete our Initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations, and believe that our sponsor’s only assets are securities of our company. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.15 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

Under the Delaware General Corporation Law (“DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within the allotted time may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within the allotted time is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our Initial Business Combination within the allotted time we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. We will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest released to us to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.15 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our Initial Business Combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination within the allotted time or (B) with respect to any other material provisions relating to stockholders’ rights or pre-Initial Business Combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within the allotted time, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our Initial Business Combination, a stockholder’s voting in connection with the Initial Business Combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our Initial Business Combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the Initial Business Combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our Initial Business Combination the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an Initial Business Combination.

Employees

We currently have two officers and one key employee, our senior advisor. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Initial Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our Initial Business Combination and the stage of the Initial Business Combination process we are in.

Periodic Reporting and Financial Information

We have registered our units, common stock and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an Initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Initial Business Combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our Initial Business Combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a summary list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Our public stockholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our Initial Business Combination even though a majority of our public stockholders do not support such a combination.

●	If we seek stockholder approval of our Initial Business Combination, our initial stockholders have agreed to vote in favor of such Initial Business Combination, regardless of how our public stockholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your redemption rights, unless we seek stockholder approval of the Initial Business Combination.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an agreement for an Initial Business Combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	The requirement that we complete our Initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an Initial Business Combination and may decrease our ability to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our stockholders.

●	We may not be able to complete our Initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.15 per share, or less than such amount in certain circumstances.

●	If we seek stockholder approval of our Initial Business Combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public holders, which may influence a vote on a proposed Initial Business Combination and reduce the public “float” of our Common stock.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our Initial Business Combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our common stock, you will lose the ability to redeem all such shares in excess of 15% of our common stock.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.15 per share on our redemption of our public shares, or less than such amount in certain circumstances.

●	Subsequent to the completion of our Initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, and which could cause you to lose some or all of your investment.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share.

●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

●	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

●	If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

●	If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

●	The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.15 per share.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Initial Business Combination.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Initial Business Combination and results of operations.

●	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

●	We may not hold an annual meeting of stockholders until after the consummation of our Initial Business Combination, which could delay the opportunity for our stockholders to elect directors.

●	The grant of registration rights to our initial stockholders may make it more difficult to complete our Initial Business Combination, and the future exercise of such rights may adversely affect the market price of our common stock.

●	Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our Initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

●	We may seek business combination opportunities in industries or sectors that may or may not be outside of our management’s area of expertise.

●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

●	We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

●	We are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the target(s) of our Initial Business Combination is fair to our company from a financial point of view.

●	We may issue additional shares of common stock to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. Any such issuances would dilute the interest of our stockholders and likely present other risks.

●	Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.15 per share, or less than such amount in certain circumstances, on the liquidation of our trust account.

●	We may engage in an Initial Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders that may raise potential conflicts of interest.

●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an Initial Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

●	We may be able to complete only one business combination with the proceeds of the Initial Public Offering, which will cause us to be solely dependent on a single business, which may have a limited number of products or services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our Initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

●	We may attempt to complete our Initial Business Combination with a private company about which little information is available, which may result in an Initial Business Combination with a company that is not as profitable as we suspected, if at all.

●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an Initial Business Combination with which a substantial majority of our stockholders do not agree.

●	In order to effectuate an Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our Initial Business Combination that our stockholders may not support.

●	The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock who vote in-person or by proxy at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an Initial Business Combination that some of our stockholders may not support.

●	We may be unable to obtain additional financing to complete our Initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

●	Our private placement units and founder shares may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our Initial Business Combination.

●	Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Initial Business Combination with some prospective target businesses.

●	If we effect our Initial Business Combination with a company with locations or operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

●	The SEC has issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential Initial Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our Initial Business Combination and may constrain the circumstances under which we could complete an Initial Business Combination.

●	If we were deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an Initial Business Combination and instead to liquidate the Company.

●	To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our Initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

●	The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our Initial Business Combination, hinder our ability to consummate an Initial Business Combination, and decrease the amount of funds available for distribution in connection with a liquidation.

●

We  have identified material weaknesses in our internal control over financial reporting as of December 31, 2022. These material weaknesses, and any additional material weaknesses that may be identified in the future, could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our office is located at 19 West 44th Street, Suite 1001, New York, New York 10036, and our telephone number is (347) 205-3126. Commencing on October 14, 2022, we have agreed to pay our Sponsor a total of $20,000 per month for office space, utilities, and secretarial and administrative support. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, Common Stock and Rights are each traded on Nasdaq under the symbols “HUDA U”, “HUDA” and “HUDA R”. Our units commenced public trading on October 18, 2022.

Holders

On September 27, 2023, there were 2 holders of record of our units.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 17, 2023, we held a Special Meeting of stockholders. On June 28, 2023, the record date for the Special Meeting, there were 8,556,625 shares of common stock outstanding and entitled to be voted at the Special Meeting, approximately 84% of which were represented in person or by proxy at the Special Meeting. The stockholders approved the proposal to amend our Certificate of Incorporation to give us the option to extend the date by which we must effect a Business Combination beyond July 18, 2023 up to nine (9) times for an additional (1) month each time to April 18, 2024 upon the deposit into the Trust Account of $80,000 for each calendar month. This amendment increased the time the Company has to consummate an Initial Business Combination from the original maximum amount of 15 months to 18 months from the Initial Public Offering date. In connection with the votes to approve the proposals above, the holders of 4,427,969 shares of common stock of the Company properly exercised their right to redeem their shares for approximately $10.43 per share, leaving approximately $25 million in the Trust Account.

Use of Proceeds from the Initial Public Offering

On October 18, 2022, we consummated our Initial Public Offering and sold 6,000,000 units (the “Units”) at a price to the public of $10.00 per Unit, resulting in total gross proceeds of $60,000,000 (before underwriting discounts and commissions and offering expenses). Each Unit consists of one share of common stock of the Company, par value $0.0001 per share (“Common Stock”) and one right to receive one-fifth (1/5) of a share of the Common Stock upon the consummation of an Initial Business Combination (“Right”).

Simultaneously with the closing of our Initial Public Offering, our should have purchased a total of 340,000 units (the “Initial Private Placement Units”) at a price of $10.00 per the Initial Private Placement Unit (the “Private Placement”). However, on October 18, 2022, simultaneously with the consummation of the Initial Public Offering, our Sponsor partially consummated the Private Placement by subscribing to 238,500 units (the “Purchased Private Placement Units”) instead of the full Initial Private Placement Units, generating gross proceeds of approximately $2,385,000 instead of the full $3,400,000, part of the proceeds of which were placed in the Trust Account. The Trust Account was nonetheless fully-funded. On November 30, 2022, the Company received an additional remittance of $515,000 underlying the Sponsor’s purchase of the Private Placement Units and on December 1, 2022, the Sponsor applied the outstanding balance on the Promissory Note of $500,000 towards the remaining stock subscription balance, which fully funded the Sponsor’s purchase of the Private Placement Units.

On October 21, 2022, we closed the sale of 845,300 units (the “OA Units”) at $10.00 per unit as a result of the underwriters’ partial exercise of their over-allotment option (the “Overallotment Offering”) in connection with the previously announced Initial Public Offering pursuant to the underwriting agreement by and between us and Chardan Capital Markets, LLC dated October 14, 2022. Each OA Unit consists of one share of Common Stock of the Company, par value $0.0001 per share and one right to receive one-fifth (1/5) of one share of the Common Stock upon the consummation of an Initial Business Combination (the “Right”). Such OA Units were registered pursuant to our registration statement. As a result of the Overallotment Offering, we received gross proceeds of $8,453,000 (before deducting certain underwriting discount and fees), part of which was placed in the Trust Account. On October 21, 2022, simultaneously with the consummation of the Overallotment Offering, we completed the private placement of additional 31,500 units (the “Overallotment Private Placement Units”) pursuant to the Unit Private Placement Agreement dated October 14, 2022 by and between us and our Sponsor, in connection with the underwriters’ partial exercise of the over-allotment option, at a purchase price of $10.00 per Overallotment Private Placement Unit, generating gross proceeds of $315,000, a portion of which was placed in the Trust Account.

Following the closing of the Initial Public Offering on October 18, 2022 and sale of the Private Placement Units on October 21, 2022, an amount of $69,479,795 was placed in a Trust Account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this annual report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this annual report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K.

Overview

We are a blank check company formed under the laws of the State of Delaware on January 13, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Initial Business Combination using cash from the proceeds of the initial public offering, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2022 were organizational activities and those necessary to prepare for our initial public offering, described below, and identifying a target for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net loss of $34,487, which consisted of interest earned on marketable securities held in the trust account of $508,162 offset by general and administrative expenses of $358,821, franchise tax expense of $65,828, and provision for income taxes of $118,000.

For the year ended December 31, 2021, we had a net loss of $20,758, which consisted of general and administrative expenses of $2,963 and franchise tax expense of $17,795.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an Initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an Initial Business Combination.

Liquidity and Capital Resources

On October 18, 2022, we consummated our Initial Public Offering of 6,000,000 Units, at a price to the public of $10.00 per Unit, resulting in total gross proceeds of $60,000,000. On October 18, 2022, simultaneously with the consummation of the Initial Public Offering, our Sponsor partially consummated the Private Placement by subscribing to 238,500 units instead of the full Initial Private Placement Units, generating gross proceeds of approximately $2,385,000 instead of the full $3,400,000, part of the proceeds of which were placed in the Trust Account. The Trust Account was nonetheless fully-funded. On November 30, 2022, the Company received an additional remittance of $515,000 underlying the Sponsor’s purchase of the Private Placement and on December 1, 2022, the Sponsor applied the outstanding balance on the Promissory Note of $500,000 towards the remaining stock subscription balance, which fully funded the Sponsor’s purchase of the Private Placement Units.

On October 21, 2022, we closed the sale of 845,300 Over-allotment Units at $10.00 per unit as a result of the underwriters’ partial exercise of their Over-allotment Option in connection with the previously announced Initial Public Offering pursuant to the underwriting agreement by and between us and Chardan Capital Markets, LLC dated October 14, 2022. Each Over-allotment Unit consists of one share of Common Stock of the Company, par value $0.0001 per share and one Right to receive one-fifth (1/5) of one share of the Common Stock upon the consummation of an Initial Business Combination. Such Over-allotment Units were registered pursuant to our registration statement. As a result of the Overallotment Offering, we received gross proceeds of $8,453,000 (before deducting certain underwriting discount and fees), part of which was placed in the Trust Account. On October 21, 2022, simultaneously with the consummation of the Overallotment Offering, we completed the Overallotment Private Placement of additional 31,500 units pursuant to the Unit Private Placement Agreement dated October 14, 2022 by and between us and our Sponsor, in connection with the underwriters’ partial exercise of the over-allotment option, at a purchase price of $10.00 per Overallotment Private Placement Unit, generating gross proceeds of $315,000, a portion of which was placed in the Trust Account.

For the year ended December 31, 2022, net cash used in operating activities was $590,801. Net income and interest earned on marketable securities held in the trust account of $508,162. Changes in operating assets and liabilities used $48,151 of cash from operating activities.

For the year ended December 31, 2021, net cash used in operating activities was $156,647. Net loss of $20,758 was impacted by expenses paid on behalf of the Company by related parties of $122,645 offset by changes in operating assets and liabilities of $258,534.

As of December 31, 2022, we had cash held in the trust account of $69,987,957. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our Initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had $138,917 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

In order to fund finance transaction costs in connection with an Initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an Initial Business Combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that an Initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our Initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until April 18, 2024, assuming the monthly extension requirements are satisfied, to consummate a Business Combination. We are able to extend the date by which we must consummate an Initial Business Combination beyond July 18, 2023 up to nine times for an additional one month each time to April 18, 2024 upon the deposit into the Trust Account of $80,000 each calendar month. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. We have determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We intend to complete a Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the end of the Combination Period.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor a monthly fee of $20,000 for office space, utilities and secretarial and administrative support provided to the Company. We began incurring these fees on October 14, 2022 and will continue to incur these fees monthly until the earlier of the consummation of an Initial Business Combination or our liquidation.

As of December 31, 2022, we had recorded deferred underwriting commissions and representative shares of $2,723,060 payable only upon completion of our Initial Business Combination, which consisted of commissions payable in cash of $2,395,855 and representative shares issued in connection with the Initial Public Offering. We agreed to issue to the underwriter at the closing of the Initial Public Offering 136,906 representative shares (“Representative Shares”), due to the partial exercise of the over-allotment, which will be issued upon the completion of our Initial Business Combination.

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this annual report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, namely our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of December 31, 2022 because of the identification of material weaknesses in our internal control over financial reporting as described below. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management plans to remediate the material weaknesses by enhancing our processes to identify and appropriately apply applicable accounting requirements and by increasing communication among our personnel and third-party professionals with whom we consult regarding accounting applications. The elements of our remediation plan can only be accomplished over time, and these initiatives may not ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2022, our internal control over financial reporting was not effective as of December 31, 2022. We identified the following material weaknesses in our internal control over financial reporting.

1.	delinquent filings with the SEC including Form 10-K for the year ended December 31, 2022, Form 10-Q for the period ended March 31, 2023, and Form 10-Q for the period ended June 30, 2023;

2.	complex accounting, specifically the accounting for representative shares and the Unit Purchase Option; and

3.	the timely forfeiture of founder shares upon the over-allotment in connection with the Initial Public Offering.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

As of the date of this annual report, our officers and directors are as follows:

Name	Age	Position
Jiang Hui	33	Chairman and Chief Executive Officer
Hon Man Yun	52	Chief Financial Officer and Director
Pengfei Xie	52	Senior Advisor
Rodobaldo Duartes	53	Independent Director
Chiang Hsien	60	Independent Director
Lixin Wu	57	Independent Director

Jiang Hui, our Chief Executive Officer and Chairman of the Board, is a seasoned financial professional with deep experiences in banking and securities business. He is the Chairman and Chief Executive Officer of Wave Sync Corp. (OTCQB “WAYS”) since 2021. Prior to that, Mr. Hui held various positions at the New York and London offices of Industrial and Commercial Bank of China (ICBC), China’s largest financial institution; including Vice President of ICBC’s New York Branch, Vice President of ICBC (London) PLC, and Chief Compliance Officer of the Investment Advisory business at ICBC Financial Services, LLC, a SEC-registered Broker-Dealer. Mr. Hui received his Bachelor of Law and Master of Finance from Tsinghua University and Peking University in China, and received his second Master’s degree in Securities and Financial Regulation from Georgetown University Law Center.

Hon Man Yun, our Chief Financial Officer, also serves as the Chief Financial Officer and director for Wave Sync Corp. (OTCQB “WAYS”) since February 2021. Mr. Yun has extensive experiences as an auditor, independent director, and member of the audit committees of public companies. Mr. Yun has worked as the Chief Financial Officer of Kiwa Bio-tech Products Group Corporate since April 2018 and served as the CFO and a director at Hudson Capital Inc. since August 2020 until February 2022. Mr. Yun served as joint company secretary, as a group vice president, the chief accountant and compliance and internal audit officer for Kaisun Energy Group Limited, from May 2017 to August 2020. Mr. Yun earned a higher diploma in Business Studies from the City University of Hong Kong, formerly City Polytechnic of Hong Kong, and a Master of Business Administration from the University of Western Sydney.

Pengfei Xie, our senior advisor, also serves as a member of the MIT Sloan School Executive Board (Americas) and a Board member for the Peking University Education Foundation (USA). Mr. Xie, over the past twenty years, has gained extensive experience in financial market analysis and investment advisory services. Mr. Xie started his career as a Fixed Income Analyst at a New York based hedge fund in 1997. Later in 1999, he joined General Motors Asset Management Corp. as an Analyst and was later promoted to the Fund Manager position with the responsibility of overseeing and managing the company’s Global Portable Alpha Fund and the Multi-Sector Bond Fund. From 2006 to 2009, Mr. Xie served as Senior Analyst focusing on Credit and Fixed Income strategies and later as the Head of Relative Value and a member of the Investment Committee of EIM Management (USA). In April 2009, Mr. Xie became the Managing Director of Investments of EIM and later in 2012 joined the Advisory Board of EIM. Since August 2012 till now, Mr. Xie has been serving as the Managing Member and Chief Investment Officer of PX Global Advisors, LLC, an investment advisory firm founded by him. Mr. Xie’s representative investment portfolio includes Elroy Air Inc., Peloton Interactive, Inc., and Afterpay Limited. Mr. Xie holds a Master of Business Administration degree from the Massachusetts Institute of Technology and a Bachelor of Science from Peking University.

Rodobaldo “Rolo” Duartes, our independent director, is the founder and managing partner of DoubleDay Engineering, LLC (“DoubleDay”), an engineering development firm specializing in infrastructure development, commercial real-estate investment, and federal contracting. Mr. Duartes is a Registered Professional Engineer (P.E.), with over 25 years of experience in construction, development, forensics engineering and management. Prior to founding DoubleDay, Mr. Duartes was an Executive Vice President of Sales for Univision Communications, a leading Hispanic media company in the U.S., where he oversaw 65 sales executives and over $600 million in Madison Avenue agency business. He was an M&A investment banker at Bear Stearns from 1999 to 2002. Mr. Duartes earned a B.S. in Electrical Engineering from the University of Florida, an M.B.A. from Columbia Business School, and an M.P.A. from the Kennedy School of Government at Harvard University.

Chiang Hsien, our independent director, has over 30 years of experience in investment and asset management. Since 2020, Mr. Hsien has been working as an independent consultant for various corporations on a part-time basis. From 2016 to 2019, he was an advisor to the Chairman of the Pacific Millennium Group, a leading packaging supplier in China. From 2013 to 2016, Mr. Hsien was a Partner and Chief Representative in Asia for Lingohr & Partner Asset Management, a German asset management company. From 2008 to 2012, Mr. Hsien was Chief Representative and Director of Allianz Global Investors Hong Kong Ltd., and CEO of the Shanghai Representative Office. Allianz Global Investors is a global asset management company and a subsidiary of Allianz SE. From 2003 to 2008, Mr. Hsien was Chief Executive Officer and Director of Guotai Junan-Allianz Asset Management, which is one of the first joint-venture mutual fund management companies established in China. From 2000 to 2003, Mr. Hsien was Chief Executive Officer and Managing Director of Dresdner Securities Investment Trust Enterprise Taiwan (now Allianz Asset Management Taiwan). Mr. Hsien has a Bachelor of Arts Degree from University of International Relations Beijing (China), an MBA degree from the Christian Albrecht University of Kiel in Germany and attended Executive Programs at INSEAD and at Harvard University.

Lixin Wu, our independent director, is an investment manager with over 15 years of experiences in real estate, automotive trading and financing firms. He is the President of Bauing Group USA Ltd., the U.S. subsidiary of Bauing Group (SZ.2047) since 2016, a Chinese leading integrated design enterprise. Mr. Wu is also the Managing Director of CASB Ventures LLC since 2000. CASB LLC is an angel investment fund focusing on high tech companies. Mr. Wu earned a Bachelor of Science in Physics from Peking University in China and a Master of Science in Physics from Worcester Polytechnic Institute in Massachusetts, U.S.

Number and Terms of Office of Officers and Directors

We have five directors on the Board of Directors. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one full year after our first fiscal year end following our listing on Nasdaq.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors will have two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, NASDAQ rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NASDAQ rules require that the compensation committee of a listed company each be comprised solely of independent directors.

Audit Committee

We have established an audit committee of our board of directors. Messrs. Duartes, Hsien and Wu serve as members of our audit committee, and Mr. Lixin Wu is the chair of the audit committee.

Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Duartes, Hsien and Wu meets the independent director standard under NASDAQ listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Lixin Wu qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which provides the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of our board of directors. Messrs. Duartes and Hsien serve as members of our compensation committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Duartes and Hsien are independent and Mr. Rodobaldo Duartes chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor or its affiliate of $20,000 per month for office space, utilities and secretarial and administrative support, reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an Initial Business Combination. Accordingly, it is likely that prior to the consummation of an Initial Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such Initial Business Combination. The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of our board of directors. Messrs. Duartes and Hsien serve as members of our nominating and corporate governance committee. Messrs. Duartes and Hsien are independent under the Nasdaq rules and Mr. Hsien chairs the nominating and corporate governance committee.

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating and corporate governance committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating and corporate governance committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws. The nominating and corporate governance committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

None of our officers or directors have received any cash compensation for services rendered to us. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or their affiliates.

After the completion of our Initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

The existence or terms of any employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our Initial Business Combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of September 27, 2023, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 4,500,156 shares of our common stock, consisting of (i) 2,417,331 shares of our redeemable common stock, and (ii) 2,082,825 shares of our non-redeemable common stock, issued and outstanding as of September 27, 2023. Voting power represents the combined voting power of shares of redeemable common stock and non-redeemable common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of redeemable common stock and shares of non-redeemable common stock vote together as a single class. Currently, all of the shares of non-redeemable common stock are convertible into redeemable common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Approximate Percentage of Outstanding Common Stock
Jiang Hui	—	—
Hon Man Yun	—	—
Rodobaldo Duartes	—	—
Chiang Hsien	—	—
Lixin Wu	—	—
All executive officers and directors as a group (5 individuals)	—	—
Hudson SPAC Holding, LLC	2,082,825	46.28%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Hudson Acquisition I Corp., 19 West 44th Street, Suite 1001, New York, New York 10036.
(2)	Interests shown consist of founder shares and Private Placement Units.
(3)	Our sponsor is the record holder of such shares. Mr. Pengfei Xie, our senior advisor, is the General Partner of the sole member of our sponsor, and as such, has voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor. None of our officers and directors (or trusts for the benefit of their family members) holds any direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

Registration Rights

The holders of the (i) the Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, and (ii) Private Placement Units, which were sold simultaneously with the closing of the Initial Public Offering, are entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of the majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the Founder Shares are to be released from escrow. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our Initial Business Combination.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 18, 2021, the Sponsor was issued 2,875,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. On January 24, 2022, the Founder Shares were reduced to 1,725,000 by way of the share surrender agreement. In connection with the partial exercise of the over-allotment option, 13,675 Founder Shares were forfeited. The remaining Founder Shares represent 20% of the outstanding shares after the Initial Public Offering (see Note 4).

The Founder Shares are identical to the shares of common stock included in the Units sold in the Initial Public Offering, except that the Founder Shares are subject to certain transfer restrictions.

Holders of record of shares of the common stock and holders of Founder Shares will vote together on all matters submitted to a vote of our stockholders, with each share of common stock entitling the holder to one vote except as required by law.

On April 5, 2021, as further amended on April 28, 2021, September 8, 2022, and July 20, 2023, the Company entered into a promissory note with the Sponsor for principal amount up to $800,000. The promissory note is non-interest bearing and matures on the earlier of: (i) the date of the consummation of the Company’s Initial Business Combination and (ii) June 30, 2023. The principal amount was increased to $1,000,000 under the September 8, 2022 amendment. The note was further amended on July 20, 2023 to mature on the earlier of: (i) the date of the consummation of the Company’s Initial Business Combination and (ii) the date of the liquidation of the Company. The principal balance may be repaid at any time. A maximum of $1,000,000 of such loans may be converted into Units, at the price of $10.00 per Unit at the option of the lender. On December 1, 2022, the Sponsor applied the outstanding promissory note balance of $500,000 to the remaining stock subscription receivable, which fully-funded the Trust Account in connection with the Private Placement (see Note 4).

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Commencing on October 14, 2022, the Company has agreed to pay the Sponsor or its affiliate a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred $50,000 on administrative support fees.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of reasonable out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

After our Initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our Initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Duartes, Hsien and Wu are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Marcum, LLP (“Marcum”) acted as our independent registered public accounting firm. On July 21, 2023, the Company chose to terminate the engagement with Marcum and the Board subsequently approved the engagement of UHY LLP (“UHY”) to serve as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2022 and for the period January 13, 2021 (inception) through December 31, 2021. The following is a summary of fees paid to Marcum and UHY for services rendered.

Audit Fees. For the year ended December 31, 2022 and for the period January 13, 2021 (inception) through December 31, 2021, fees were approximately $20,600 and $198,790, respectively, for the services UHY and Marcum performed in connection with the review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods and the audit of our December 31, 2022 and 2021 financial statements included in this annual report.

Audit-Related Fees. For the year ended December 31, 2022 and for the period January 13, 2021 (inception) through December 31, 2021, Marcum or UHY did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2022 and for the period January 13, 2021 through December 31, 2021, Marcum or UHY did not render tax compliance, tax advice or tax planning services.

All Other Fees. For the year ended December 31, 2022 and for the period January 13, 2021 (inception) through December 31, 2021, Marcum or UHY did not render any services to us other than those set forth above.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report on Form 10-K.

(1)	Financial Statements.

(2)	Financial Statement Schedules: None.

(3)	Exhibits.

We hereby file as part of this annual report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be located on the SEC website at www.sec.gov.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
4.1*	Hudson Acquisition I Corp. Description of Securities
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON ACQUISITION I CORP.

Date: September 27, 2023	By:	/s/ Jiang Hui
Jiang Hui
Chief Executive Officer (Principal Executive Officer)

Date: September 27, 2023	By:	/s/ Hon Man Yun
Hon Man Yun
Chief Financial Officer (Principal Financial and Accounting Officer)

HUDSON ACQUISITION I CORP.

INDEX TO FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Firm ID: 1195)	F-2

Financial Statements:

Balance Sheets as of December 31, 2022 and 2021	F-3

Statements of Operations for the Year Ended December 31, 2022 and for the Period from January 13, 2021 (Inception) through December 31, 2021	F-4

Statements of Changes in Stockholders’ (Deficit) Equity for the Year Ended December 31, 2022 and for the Period from January 13, 2021 (Inception) through December 31, 2021	F-5

Statements of Cash flows for the Year Ended December 31, 2022 and for the Period from January 13, 2021 (Inception) through December 31, 2021	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Hudson Acquisition I Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hudson Acquisition I Corp. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ (deficit) equity, and cash flows for the year ended December 31, 2022 and for the period from January 13, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022, and for the period from January 13, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, its business plan is dependent on the completion of a financing transaction and the Company’s cash and working capital are not sufficient to complete its planned activities for one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2023.
New York, New York
September 27, 2023

HUDSON ACQUISITION I CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$138,917	$168,353
Prepaid expenses and other current assets	194,091	-
Deferred offering costs	-	279,236
Total current assets	333,008	447,589

Marketable securities held in Trust Account	69,987,957	-
Total assets	$70,320,965	$447,589

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$60,019	$2,907
Franchise tax payable	83,623	17,795
Income tax payable	118,000	-
Related party payables	27,645	122,645
Note payable - related party	-	300,000
Total current liabilities	289,287	443,347
Deferred underwriting commissions and representative shares	2,723,060	-
Total liabilities	3,012,347	443,347

Commitments and Contingencies (Note 5)
Common stock subject to possible redemption, 6,845,300 shares at redemption value of $10.19 per share as of December 31, 2022	69,786,334	-

Stockholders’ (deficit) equity:
Common stock, par value $0.0001, 200,000,000 shares authorized; 2,082,825 and 1,725,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively	209	173
Additional paid-in capital	-	24,827
Accumulated deficit	(2,477,925)	(20,758)
Total stockholders’ (deficit) equity	(2,477,716)	4,242
Total liabilities, redeemable common stock and stockholders’ equity	$70,320,965	$447,589

The accompanying footnotes are an integral part of these audited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Period from January 13, 2021 (Inception) through
	December 31, 2022	December 31, 2021
Operating expenses:
General and administrative	$358,821	$2,963
Franchise tax expense	65,828	17,795
Loss from operations	(424,649)	(20,758)

Other income:
Interest earned on marketable securities held in Trust Account	508,162	-
Other income	508,162	-

Income (Loss) before income taxes	83,513	(20,758)
Provision for income taxes	(118,000)	-

Net loss	$(34,487)	$(20,758)

Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	1,399,621	-
Basic and diluted net income (loss) per share, redeemable shares subject to redemption	$3.70	$-

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares (1)	1,799,397	1,711,325
Basic and diluted net income (loss) per share, non-redeemable shares	$(2.90)	$(0.01)

(1)	This number was retroactively adjusted to account for 13,675 founder shares forfeited in connection with the partial exercise of the over-allotment.

The accompanying footnotes are an integral part of these audited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	(Deficit) Equity

Balance, January 1, 2022	1,725,000	$173	$24,827	$(20,758)	$4,242
Sale of common stock and over-allotment	6,845,300	685	68,452,315	-	68,453,000
Common stock subject to redemption	(6,845,300)	(685)	(65,183,684)	-	(65,184,369)
Sale of shares to Sponsor in Private Placement	371,500	37	3,714,963	-	3,715,000
Offering costs	-	-	(737,117)		(737,117)
Issuance of representative shares	-	-	(327,205)		(327,205)
Sale of Unit Purchase Option to underwriter	-	-	100	-	100
Underwriters’ compensation	-	-	(3,764,915)	-	(3,764,915)
Allocation of offering costs related to redeemable shares	-	-	4,635,796	-	4,635,796
Forfeiture of founder shares	(13,675)	(1)	1	-	(0)
Accretion of common stock to redemption value	-	-	(6,815,081)	(2,422,680)	(9,237,761)
Net loss	-	-	-	(34,487)	(34,487)
Balance at December 31, 2022	2,082,825	$209	$-	$(2,477,925)	$(2,477,716)

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, January 13, 2021 (inception)	-	$-	$-	$-	$-	$-
Issuance of founders shares	1,725,000	173	24,827	(25,000)	-	-
Proceeds from issuance of founders shares	-	-	-	25,000	-	25,000
Net loss	-	-	-	-	(20,758)	(20,758)
Balance at December 31, 2021	1,725,000	$173	$24,827	$-	$(20,758)	$4,242

The accompanying footnotes are an integral part of these audited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Period from January 13, 2021 (Inception) through
	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,487)	$(20,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of the Company by related parties	-	122,645

Interest earned on marketable securities held in Trust Account	(508,162)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(194,092)	-
Accounts payable and accrued expenses	57,112	2,907
Franchise tax payable	65,828	17,795
Income tax payable	118,000	-
Deferred offering costs	-	(279,236)
Related party payables	(95,000)	-
Net cash used in operating activities	$(590,801)	$(156,647)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment of cash in Trust Account	(69,479,795)	-
Net cash used in investing activities	$(69,479,795)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Initial Public Offering	58,700,000	-
Proceeds from sale of Private Placement Units	2,900,000	-
Proceeds from over-allotment	8,283,940	-
Proceeds from sale of Private Placement Units related to over-allotment	315,000	-
Proceeds from sale of Unit Purchase Option	100	-
Proceeds from notes payable - related party	200,000	300,000
Issuance of common stock to founders for cash	-	25,000
Payment of offering costs	(357,880)	-
Net cash provided by financing activities	$70,041,160	$325,000

NET CHANGE IN CASH	(29,436)	168,353
Cash - Beginning of period	168,353	-
Cash - End of period	$138,917	$168,353

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Deferred underwriting fees, including representative shares	$2,723,060	$-
Issuance of founder shares for stock subscriptions receivable	$-	$25,000
Issuance of founder shares from increase in advances	$-	$173
Deferred offering costs in related party payables	$-	$122,645
Accretion of common stock subject to redemption	$9,237,761	$-
Forfeiture of founder shares	$(1)	$-
Notes payable – related party applied towards Private Placement	$500,000	$-

The accompanying footnotes are an integral part of these audited financial statements.

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The Company is wholly owned by Hudson SPAC Holding LLC (the “Sponsor”).

As of December 31, 2022, the Company had not commenced core operations. All activity for the period from January 13, 2021 (inception) through December 31, 2022 relates to the Company’s formation, raising funds through the initial public offering (“Initial Public Offering”), which is described below, and efforts in identifying a target to consummate an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement pursuant to which the Company registered its securities offered in the Initial Public Offering was declared effective on October 14, 2022. On October 18, 2022, the Company consummated its Initial Public Offering and sold 6,000,000 units (the “Units”) at a price to the public of $10.00 per Unit, resulting in total gross proceeds of $60,000,000 (before underwriting discounts and commissions and offering expenses). Each Unit consists of one share of common stock of the Company, par value $0.0001 per share (“Common Stock”) and one right to receive one-fifth (1/5) of a share of the Common Stock upon the consummation of an Initial Business Combination (“Right”).

Simultaneously with the closing of the Initial Public Offering, the Company’s Sponsor should have purchased a total of 340,000 units (the “Initial Private Placement Units”) at a price of $10.00 per the Initial Private Placement Unit (the “Private Placement”). However, on October 18, 2022, simultaneously with the consummation of the Initial Public Offering, the Sponsor partially consummated the Private Placement by subscribing to 238,500 units (the “Purchased Private Placement Units”) instead of the full Initial Private Placement Units, generating gross proceeds of approximately $2,385,000 instead of the full $3,400,000, part of the proceeds of which were placed in the Trust Account. The Trust Account was nonetheless fully-funded. On November 30, 2022, the Company received an additional remittance of $515,000 underlying the Sponsor’s purchase of the Private Placement Units and on December 1, 2022, the Sponsor applied the outstanding balance on the Promissory Note of $500,000 towards the remaining stock subscription balance, which fully funded the Sponsor’s purchase of the Private Placement Units. No underwriting discounts or commissions were paid with respect to the Private Placement. The Purchased Private Placement Units are identical to the Units, except that (a) the Purchased Private Placement Units and their component securities will not be transferable, assignable or saleable until 30 days after the consummation of the Company’s Initial Business Combination except to permitted transferees and (b) the shares and rights included as a component of the Purchased Private Placement Units, so long as they are held by the Sponsor or its permitted transferees, will be entitled to registration rights, respectively. If we do not complete our Initial Business Combination before the mandatory liquidation date, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of our public shares (subject to the requirements of applicable law) and the rights included as part of the Private Placement Units will expire worthless.

On October 21, 2022, the Company closed the sale of 845,300 units (the “OA Units”) at $10.00 per unit as a result of the underwriters’ partial exercise of their over-allotment option (the “Overallotment Offering”) in connection with the previously announced Initial Public Offering pursuant to the underwriting agreement by and between the Company and Chardan Capital Markets, LLC dated October 14, 2022. Each OA Unit consists of one share of Common Stock of the Company, par value $0.0001 per share and one right to receive one-fifth (1/5) of one share of the Common Stock upon the consummation of an Initial Business Combination (the “Right”). Such OA Units were registered pursuant to the Company’s registration statement. As a result of the Overallotment Offering, the Company received gross proceeds of $8,453,000 (before deducting certain underwriting discount and fees), part of which was placed in the Trust Account. On October 21, 2022, simultaneously with the consummation of the Overallotment Offering, the Company completed the private placement of additional 31,500 units (the “Overallotment Private Placement Units”) pursuant to the Unit Private Placement Agreement dated October 14, 2022 by and between the Company and the Sponsor, in connection with the underwriters’ partial exercise of the over-allotment option, at a purchase price of $10.00 per Overallotment Private Placement Unit, generating gross proceeds of $315,000, a portion of which was placed in the Trust Account.

Following the closing of the Initial Public Offering and Overallotment, an amount of $69,479,795 was placed in a Trust Account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee. The funds held in the Trust Account were invested only in United States government Treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries, so that the Company is not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay for income or other tax obligations, the remaining proceeds will not be released from the Trust Account until the earlier of the completion of an Initial Business Combination or the Company’s liquidation. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company will complete the Initial Business Combination to the extent not used to pay redeeming stockholders. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

No compensation of any kind (including finder’s, consulting or other similar fees) will be paid to any of the Company’s existing officers, directors, stockholders, or any of their affiliates, prior to, or for any services they render in order to effectuate, the consummation of the Initial Business Combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on the Company’s behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. Since the role of present management after our Initial Business Combination is uncertain, the Company has no ability to determine what remuneration, if any, will be paid to those persons after the Initial Business Combination.

The Company intends to use the excess working capital available for miscellaneous expenses such as paying fees to consultants to assist with the search for a target business and for director and officer liability insurance premiums, with the balance being held in reserve in the event due diligence, legal, accounting and other expenses of structuring and negotiating business combinations exceed estimates, as well as for reimbursement of any out-of-pocket expenses incurred by insiders, officers and directors in connection with activities on the Company’s behalf as described below.

The allocation of the net proceeds available to the Company outside of the Trust Account, along with the interest earned on the funds held in the Trust Account available to pay for income and other tax liabilities, represents the best estimate of the intended uses of these funds. In the event that the assumptions prove to be inaccurate, the Company may reallocate some of such proceeds within the above-described categories. If the estimate of the costs of undertaking due diligence and negotiating the Initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to the Company from the Trust Account is insufficient as a result of the volatile interest rate environment, the Company may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, the Company could seek such additional capital through loans or additional investments from the Sponsor or third parties. The Sponsor has agreed to loan the Company up to an aggregate of $1,000,000 to be used for working capital purposes pursuant to a Promissory Note. As of December 31, 2022, the Company did not have any borrowings under the Promissory Note (see Note 4). These loans are non-interest bearing, unsecured and are due at the earlier of the closing of the Initial Business Combination or the Company’s mandatory liquidation. The loan may be repaid at any time out of the Initial Public Offering proceeds not held in the Trust Account. Up to $1,000,000 of such loans may be convertible into additional private units, at a price of $10.00 per share at the option of the lender. If we are unable to obtain the necessary funds, we may be forced to cease searching for a target business and liquidate without completing our Initial Business Combination.

The Company will likely use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, in connection with the Initial Business Combination and to pay expenses relating thereto, including the deferred underwriting discounts payable to the underwriters. To the extent that the Company’s capital stock is used in whole or in part as consideration to effect the Initial Business Combination, the proceeds held in the Trust Account which are not used to consummate an Initial Business Combination will be disbursed to the combined company and will, along with any other net proceeds not expended, be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions.

To the extent that the Company is unable to consummate an Initial Business Combination, the Company will pay the costs of liquidation from the remaining assets outside of the Trust Account. If such funds are insufficient, the Sponsor has agreed to pay the funds necessary to complete such liquidation and has agreed not to seek repayment of such expenses.

Furthermore, the Inflation Reduction Act of 2022 imposes a 1% excise tax on the repurchase of corporate stock (the “Excise Tax”) by a publicly traded U.S. corporation following December 31, 2022. For purposes of the Excise Tax, a repurchase will generally include redemptions, corporate buy-backs and other transactions in which the corporation acquires its stock from a shareholder in exchange for cash or property, subject to exceptions for de minimis transactions and certain reorganizations. As a result, subject to certain rules, the Excise Tax will apply to any redemption by a U.S.-domiciled special purpose acquisition company (“SPAC”) taking place after December 31, 2022, including redemptions (i) by shareholders in connection with the SPAC’s Initial Business Combination or a proxy vote to extend the lifespan of the SPAC, (ii) by SPACs if the SPAC does not complete a de-SPAC transaction within the required time set forth in its constituent documents, or (iii) in connection with the wind-up and liquidation of the SPAC. The financial responsibility for such Excise Tax resides with the Company and the Sponsor. This amount of 1% has not been included in these financial statements.

If no business combination is completed prior to the mandatory liquidation date, the proceeds then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of the public shares. The Sponsor, directors, director nominees and officers will enter into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the Initial Business Combination within such time period.

In connection with the shares purchased by the founders, the founders waive any and all right, title, interest or claim of any kind in or to any distributions by the Company from the Trust Account which will be established for the benefit of the Company’s public stockholders and into which substantially all of the proceeds of the Initial Public Offering will be deposited (the “Trust Account”), in the event of a liquidation of the Company upon the Company’s failure to timely complete an Initial Business Combination.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and Russia-Ukraine war on the economy and the capital markets and has concluded that, while it is reasonably possible that such events could have negative effects on the Company’s financial position and outlook for an Initial Business Combination, the specific impacts are not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Liquidity and Capital Resources

As of December 31, 2022, the Company had $138,917 in its operating bank account and working capital of $245,344, which excludes franchise tax payable and income tax payable. The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 18, 2024, assuming the monthly extension requirements are satisfied, to consummate a Business Combination. The Company is able to extend the date by which an Initial Business Combination must be consummated beyond July 18, 2023 up to nine times for an additional one month each time to April 18, 2024 upon the deposit into the Trust Account of $80,000 each calendar month. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Combination Period.

NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited balance sheet of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These financial statements are presented in U.S Dollars.

Use of Estimates

The preparation of financial statement in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

Following the closing of the Initial Public Offering and overallotment, an amount of $69,479,795 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in the Trust Account and invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the Initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity; or (iii) absent an Initial Business Combination within the Combination Period, the return of the funds held in the Trust Account to the public stockholders as part of redemption of the public shares.

The Company classifies its Marketable Securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities is included in interest earned on investments held in the Trust Account in the accompanying unaudited statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs consist of professional fees, filing, regulatory and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. As of December 31, 2022, offering costs in the aggregate of $4,854,236 were recognized. The amount was consisted of $1,369,060 of underwriting commissions, $2,395,855 of deferred underwriting commissions, $737,117 of other offering costs, $327,205 of representative shares, $25,099 of unit purchase option offset by $100 proceeds. All of the offering costs was charged to stockholders’ equity upon consummation of the Initial Public Offering. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. The Company allocates offering costs between public shares and public rights based on the estimated fair values of them at the date of issuance. Accordingly, $4,635,796 was allocated to public shares and was charged to temporary equity, and $218,440 was allocated to public rights and was charged to shareholders’ equity.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit (equity) section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

As of December 31, 2022, the common stock subject to possible redemption reflected on the balance sheet is reflected in the following table:

Gross proceeds	$68,453,000
Less:
Fair value of Public Rights at issuance	(3,268,631)
Common stock issuance costs	(4,635,796)
Fair value of Public Shares	60,548,573
Add:
Accretion of carrying value to redemption value	8,931,222
Common stock subject to redemption upon Initial Public Offering and Overallotment Offering	$69,479,795
Add:
Subsequent accretion of carrying value to redemption value	306,539
Common stock subject to possible redemption, December 31, 2022	$69,786,334

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss per Share of Common Stock

The Company has two outstanding classes of shares, which are referred to as redeemable common stock and non-redeemable common stock. Losses are shared pro rata between the two classes of stock. The 6,845,300 redeemable shares of common stock for which the outstanding Public Rights are exercisable were excluded from diluted losses per share for the period ended December 31, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of shares.

For the Year Ended December 31, 2022

Net loss	$(34,487)
Accretion of interest earned on Trust Account	(306,539)
Accretion of temporary equity to redemption value after deduction of tax expenses	(8,931,222)
Net loss including accretion of temporary equity to redemption value	$(9,272,248)

	Common Shares Subject to Redemption	Non- redeemable Common Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(4,056,755)	$(5,215,493)
Accretion of interest earned on Trust Account	306,539	—
Accretion of temporary equity to redemption value	8,931,222	—
Allocation of net loss	$5,181,006	$(5,215,493)

Denominator:
Weighted-average shares outstanding	1,399,621	1,799,397
Basic and diluted net loss per share	$3.70	$(2.90)

For the Period Ended January 13, 2021 (Inception) through December 31, 2021

	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$-	$(20,758)
Denominator:
Basic and diluted weighted average shares outstanding	-	1,711,325

Basic and diluted net income (loss) per share of common stock	$-	$(0.01)

 Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities held in Trust Account as of December 31, 2022	$69,987,957	$69,987,957	$-	$-

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

On August 5, 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU’s amendments are effective for public business entities that are not smaller reporting companies in fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance and does not expect to early adopt the provisions of this ASU.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on October 18, 2022, the Company sold 6,000,000 Units at a price to the public of $10.00 per Unit, resulting in total gross proceeds of $60,000,000 (before underwriting discounts and commissions and offering expenses). Each Unit consists of one share of Common Stock of the Company, par value $0.0001 per share and one Right to receive one-fifth (1/5) of a share of the Common Stock upon the consummation of an Initial Business Combination.

Simultaneously with the closing of the Initial Public Offering, the Company’s sponsor, Hudson SPAC Holding LLC (the “Sponsor”) should have purchased a total of 340,000 units (the “Initial Private Placement Units”) at a price of $10.00 per the Initial Private Placement Unit (the “Private Placement”). However, on October 18, 2022, simultaneously with the consummation of the Initial Public Offering, the Sponsor partially consummated the Private Placement by subscribing to 238,500 units (the “Purchased Private Placement Units”) instead of the full Initial Private Placement Units, generating gross proceeds of approximately $2,385,000 instead of the full $3,400,000, part of the proceeds of which were placed in the Trust Account. The Trust Account was nonetheless fully-funded. On November 30, 2022, the Company received an additional remittance of $515,000 underlying the Sponsor’s purchase of the Private Placement Units, reducing the balance to $500,000. Additionally, on December 1, 2022, the Sponsor applied the outstanding balance on the Promissory Note of $500,000 towards the remaining stock subscription balance, which fully funded the Sponsor’s purchase of the Private Placement Units. No underwriting discounts or commissions were paid with respect to the Private Placement. The Purchased Private Placement Units are identical to the Units, except that (a) the Purchased Private Placement Units and their component securities will not be transferable, assignable or saleable until 30 days after the consummation of the Company’s Initial Business Combination except to permitted transferees and (b) the shares and rights included as a component of the Purchased Private Placement Units, so long as they are held by the Sponsor or its permitted transferees, will be entitled to registration rights, respectively. If we do not complete our Initial Business Combination before the mandatory liquidation date, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of our public shares (subject to the requirements of applicable law) and the rights included as part of the Private Placement Units will expire worthless.

On October 21, 2022, the Company closed the sale of 845,300 units (the “OA Units”) at $10.00 per unit as a result of the underwriters’ partial exercise of their over-allotment option (the “Overallotment Offering”) in connection with the previously announced Initial Public Offering pursuant to the underwriting agreement by and between the Company and Chardan Capital Markets, LLC dated October 14, 2022. Each OA Unit consists of one share of Common Stock of the Company, par value $0.0001 per share and one right to receive one-fifth (1/5) of one share of the Common Stock upon the consummation of an Initial Business Combination (the “Right”). Such OA Units were registered pursuant to the Company’s registration statement. As a result of the Overallotment Offering, the Company received gross proceeds of $8,453,000 (before deducting certain underwriting discount and fees), part of which was placed in the Trust Account. On October 21, 2022, simultaneously with the consummation of the Overallotment Offering, the Company completed the private placement of additional 31,500 units (the “Overallotment Private Placement Units”) pursuant to the Unit Private Placement Agreement dated October 14, 2022 by and between the Company and the Sponsor, in connection with the underwriters’ partial exercise of the over-allotment option, at a purchase price of $10.00 per Overallotment Private Placement Unit, generating gross proceeds of $315,000, a portion of which was placed in the Trust Account.

Following the closing of the Initial Public Offering and Overallotment, an amount of $69,479,795 was placed in a Trust Account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee. The funds held in the Trust Account were invested only in United States government Treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries, so that the Company is not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay for income or other tax obligations, the remaining proceeds will not be released from the Trust Account until the earlier of the completion of an Initial Business Combination or the Company’s liquidation. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company will complete the Initial Business Combination to the extent not used to pay redeeming stockholders. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

NOTE 4 — RELATED PARTY TRANSACTIONS

Sponsor Shares

On March 18, 2021, the Sponsor was issued 2,875,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000 and was subsequently reduced by way of the share surrender agreement on January 24, 2022 to 1,725,000. In connection with the partial exercise of the over-allotment option, 13,675 Founder Shares were forfeited. The remaining Founder Shares represent 20% of the outstanding shares after the Initial Public Offering.

The Founder Shares are identical to the shares of common stock included in the Units sold in the Initial Public Offering, except that the Founder Shares are subject to certain transfer restrictions.

Holders of record of shares of the common stock and holders of Founder Shares will vote together on all matters submitted to a vote of our stockholders, with each share of common stock entitling the holder to one vote except as required by law.

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor should have purchased a total of 340,000 units (the “Initial Private Placement Units”) at a price of $10.00 per the Initial Private Placement Unit (the “Private Placement”). However, on October 18, 2022, simultaneously with the consummation of the Initial Public Offering, the Sponsor partially consummated the Private Placement by subscribing to 238,500 units instead of the full Initial Private Placement Units, generating gross proceeds of approximately $2,385,000 instead of the full $3,400,000, part of the proceeds of which were placed in the Trust Account. The Trust Account was nonetheless fully-funded. On November 30, 2022, the Company received an additional remittance of $515,000 underlying the Sponsor’s purchase of the Private Placement Units, reducing the balance to $500,000. Additionally, on December 1, 2022, the Sponsor applied the outstanding balance on the Promissory Note of $500,000 towards the remaining stock subscription balance, which fully funded the Sponsor’s purchase of the Private Placement Units. No underwriting discounts or commissions were paid with respect to the Private Placement. The Purchased Private Placement Units are identical to the Units, except that (a) the Purchased Private Placement Units and their component securities will not be transferable, assignable or saleable until 30 days after the consummation of the Company’s Initial Business Combination except to permitted transferees and (b) the shares and rights included as a component of the Purchased Private Placement Units, so long as they are held by the Sponsor or its permitted transferees, will be entitled to registration rights, respectively. If the Company does not complete the Initial Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the rights included as part of the Private Placement Units will expire worthless.

Related Party Payables

The Company’s founders have paid expenses on behalf of the Company totaling $122,645 from inception through December 31, 2022. A total of $27,645 remains payable as of December 31, 2022. The payables bear no interest and have no specified repayment terms.

Promissory Note — Related Party

On April 5, 2021, as further amended on April 28, 2021, September 8, 2022, and July 20, 2023, the Company entered into a promissory note with the Sponsor for principal amount up to $800,000. The promissory note is non-interest bearing and matures on the earlier of: (i) the date of the consummation of the Company’s Initial Business Combination and (ii) June 30, 2023. The principal amount was increased to $1,000,000 under the September 8, 2022 amendment. The note was further amended on July 20, 2023 to mature on the earlier of: (i) the date of the consummation of the Company’s Initial Business Combination and (ii) the date of liquidation of the Company. The principal balance may be repaid at any time. A maximum of $1,000,000 of such loans may be converted into Units, or one share of common stock and a right to receive one-fifth of a share of common stock at the price of $10.00 per Unit at the option of the lender.

On May 6, 2021, the Company made a drawdown of $300,000 on the promissory note. On April 15 and August 19, 2022, the Company made additional drawdowns of $100,000 and $100,000 on the promissory note, respectively.

On December 1, 2022, the Sponsor applied the outstanding balance on the Promissory Note of $500,000 towards the payments for Private Placement Units. As a result, the balances for promissory note as of December 31, 2022 and 2021 are $0 and $300,000 respectively.

Administrative Support Agreement

Commencing on October 14, 2022, the Company has agreed to pay the Sponsor or its affiliate a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred $50,000 on administrative support fees.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) the Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, and (ii) Private Placement Units, which were sold simultaneously with the closing of the Initial Public Offering, are entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of the majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the Founder Shares are to be released from escrow. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our Initial Business Combination.

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.20 per Unit, or $1,369,060 and were paid offering expenses of $100,000 upon closing of the Initial Public Offering including the overallotment. As of December 31, 2022, the Company had recorded deferred underwriting commissions of $2,723,060 payable only upon completion of the Initial Business Combination, which consisted of commissions and representative shares issuable in connection with the Initial Public Offering. The Company agreed to issue to the underwriter at the closing of the Initial Public Offering up to 136,906 representative shares (“Representative Shares”), due to the partial exercise of the over-allotment, which will be issued upon the completion of the Initial Business Combination. The representative shares had an initial fair value of $327,205.

Excise Tax

The Inflation Reduction Act of 2022 imposes a 1% Excise Tax on the repurchase of corporate stock by a publicly traded U.S. corporation following December 31, 2022. For purposes of the Excise Tax, a repurchase will generally include redemptions, corporate buybacks and other transactions in which the corporation acquires its stock from a shareholder in exchange for cash or property, subject to exceptions for de minimis transactions and certain reorganizations.

As a result, subject to certain rules, the Excise Tax will apply to any redemption by a U.S.-domiciled SPAC taking place after December 31, 2022, including redemptions (i) by shareholders in connection with the SPAC’s Initial Business Combination or a proxy vote to extend the lifespan of the SPAC, (ii) by SPACs if the SPAC does not complete a de-SPAC transaction within the required time set forth in its constituent documents, or (iii) in connection with the wind-up and liquidation of the SPAC. The financial responsibility for such Excise Tax resides with the Company and the Sponsor. This amount of 1% has not been included in this financial statement.

Unit Purchase Option

At the closing of the Initial Public Offering, the Company sold to the underwriter, for an aggregate of $100, an option (the “UPO”) to purchase 57,500 Units, including over-allotment. The over-allotment option was not exercised in full on October 21, 2022, therefore, the UPO was reduced pro-rata to 57,044 Units. The UPO will be exercisable at any time, in whole or in part, between the close of the business combination and fifth anniversary of the date of the Initial Public Offering at a price per Unit equal to $11.50 (or 115% of the public unit offering price). The Company accounts for the Unit Purchase Option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ (deficit) equity. The Unit Purchase Option and such units purchased pursuant to the Unit Purchase Option, as well as the common stock underlying such units, the rights included in such units, the shares of common stock that are issuable for the rights included in such units, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to FINRA Rule 5110(e)(1). The Unit Purchase Option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the Unit Purchase Option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the Unit Purchase Option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

NOTE 6 — COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Authorized Shares

The total number of shares of capital stock, par value of $0.0001 per share, which the Company is authorized to issue is 200,000,000 shares of common stock. Except as otherwise required by law, the holders of the Common Stock shall exclusively possess all voting power with respect to the Company.

Founder’s Shares

At inception, January 13, 2021, the Company issued 2,875,000 Founder Shares of common stock for total receivable of approximately of $25,000. These Founder Shares included up to 375,000 shares of which were subject to forfeiture by the stockholder if the underwriters did not fully exercise their over-allotment option.

On May 11, 2021, the Company received the payment of $25,000 related to the stock subscriptions receivable from the Sponsor.

On January 24, 2022, pursuant to the share surrender agreement, the aggregate number of Founder Shares were reduced to 1,725,000. All share and per-share amounts have been retroactively restated to reflect the share surrender. In connection with the partial exercise of the over-allotment option, 13,675 Founder Shares were forfeited. The remaining Founder Shares represent 20% of the outstanding shares after the Initial Public Offering.

Initial Public Offering

Simultaneously with the closing of the Initial Public Offering, the Sponsor should have purchased a total of 340,000 Initial Private Placement Units at a price of $10.00 per Unit. However, on October 18, 2022, simultaneously with the consummation of the Initial Public Offering, the Sponsor partially consummated the Private Placement by subscribing to 238,500 Units (“Purchased Private Placement Units”) instead of the full Initial Private Placement Units, generating gross proceeds of approximately $2,385,000 instead of the full $3,400,000. The Trust Account was nonetheless fully-funded and the Company received payment for the additional Units as of December 31, 2022. On November 30, 2022, the Company received an additional remittance of $515,000 underlying the Sponsor’s purchase of the Private Placement Units, reducing the balance to $500,000. Additionally, on December 1, 2022, the Sponsor applied the outstanding balance on the Promissory Note of $500,000 towards the remaining stock subscription balance, which fully funded the Sponsor’s purchase of the Private Placement Units.

On October 21, 2022, simultaneously with the consummation of the Overallotment Offering, the Company completed the private placement of additional 31,500 units (the “Overallotment Private Placement Units”) pursuant to the Unit Private Placement Agreement dated October 14, 2022 by and between the Company and the Sponsor, in connection with the underwriters’ partial exercise of the over-allotment option, at a purchase price of $10.00 per Overallotment Private Placement Unit, generating gross proceeds of $315,000, a portion of which was placed in the Trust Account.

Rights

Except in cases where we are not the surviving company in the Initial Business Combination, each holder of a public right will automatically receive one-fifth (1/5) of a share of common stock upon consummation of our Initial Business Combination. In the event we will not be the surviving company upon completion of our Initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-fifth (1/5) of a share underlying each right upon consummation of the Initial Business Combination. We will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As a result, holders of Rights must hold such Rights in multiples of 5 in order to receive shares for all of the holder’s rights upon closing of an Initial Business Combination. If we are unable to complete an Initial Business Combination within the required time period and we redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

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

The Company is subject to franchise tax filing requirements in the State of Delaware.

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2022	2021

Organizational costs/start-up expenses	$100,000	$—
Valuation allowance	(100,000)	—
Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following:

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Federal
Current	$118,000	$—
Deferred	(100,000)	—
State
Current	—	—
Deferred	—	—
Change in valuation allowance	100,000	—
Income tax provision	$118,000	$—

As of December 31, 2022 and 2021, the Company had a total of $0 and $20,758, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was $100,000 and $0, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	—%
State income tax rate	6.9%	—%

Change in valuation allowance	113.4%	—%
Income tax provision	141.3%	—%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022
	Level	Amount
Assets:
U.S. Treasury Securities	1	$69,987,957

The following table presents information about the Company’s representative shares and Unit Purchase Option that are measured at fair value on a non-recurring basis as of October 18, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	October 18, 2022	Level
Instrument:
Representative shares	$327,205	3
Unit Purchase Option	$25,099	3

The fair value of the Representative Shares was estimated at October 18, 2022 to be $2.39 based on the fair value per common share as of October 18, 2022 multiplied by the probability of the Initial Business Combination. The fair value of the UPO was estimated at October 18, 2022 to be $0.44 using a Black-Scholes Option Model. The following inputs were used to calculate the fair value:

October 18, 2022
Risk-free interest rate	4.43%
Expected term (years)	2.25
Dividend yield	0.00
Volatility	10.00%
Exercise price	$11.50
Stock Price	$10.03

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various Levels during the year ended December 31, 2022.

NOTE 10 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are available to be issued. Other than below, there are no subsequent events identified that would require disclosure in the financial statements.

On April 19, 2023, Nasdaq notified the Company that it did not comply with Nasdaq’s filing requirements set forth in Listing Rule 5250(c)(1) (the “Rule”) because it had not filed its Form 10-K for the year ended December 31, 2022. Subsequently, on May 23, 2023, Nasdaq notified the Company that it was delinquent in filing its Form 10-Q for the period ended March 31, 2023. The Company responded to Nasdaq on June 20, 2023, and has determined to grant an exception to enable the Company to regain compliance with the Rule. According to the Company’s plan of compliance, management stated its delays in filing the delinquent reports were a result of its former auditor, Marcum LLP, and not a result of any scope limitation, audit, or technical accounting issues. As a result, the Company appointed a new auditor, UHY LLP, to review the filings.

The terms of the exception are as follows: on or before September 27, 2023, the Company must file its Form 10-K for the period ended December 31, 2022, and its Form 10-Q for the period ended March 31, 2023, as required by the Rules. In the event the Company does not satisfy the terms, Nasdaq will provide written notification that its securities will be delisted. The Company may appeal Nasdaq’s determination to a Hearings Panel.

On July 17, 2023, the Company filed a certificate of amendment (the “Certificate of Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware. The Certificate of Amendment amends the Certificate of Incorporation to (i) give the Company the option to extend the date by which the Company must effect a Business Combination beyond July 18, 2023 up to nine (9) times for an additional (1) month each time to April 18, 2024 upon the deposit into the Trust Account of $80,000 for each calendar month and (ii) eliminate the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934 of less than $5,000,001.

On July 17, 2023, the Company held the Special Meeting. On June 28, 2023, the record date for the Special Meeting, there were 8,556,625 shares of common stock outstanding and entitled to be voted at the Special Meeting, approximately 84% of which were represented in person or by proxy at the Special Meeting. The stockholders approved the proposal to amend the Company’s Certificate of Incorporation to give the Company the option to extend the date by which the Company must effect a Business Combination beyond July 18, 2023 up to nine (9) times for an additional (1) month each time to April 18, 2024 upon the deposit into the Trust Account of $80,000 for each calendar month. This amendment increased the time the Company has to consummate an Initial Business Combination from the original maximum amount of 15 months to 18 months from the Initial Public Offering date. In connection with the votes to approve the proposals above, the holders of 4,427,969 shares of common stock of the Company properly exercised their right to redeem their shares for approximately $10.43 per share, leaving approximately $25 million in the Trust Account.

In connection with the approval of the Extension Amendment Proposal, on July 18, 2023, the Sponsor entered into a non-interest bearing, unsecured promissory note issued by the Company in favor of the Sponsor (the “Extension Note”), providing for loans up to the aggregate principal amount of $720,000. On July 18, 2023, pursuant to the Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment, the Sponsor deposited $80,000 into the Trust Account to extend the date by which the Company must effect an Initial Business Combination by one month to August 18, 2023. On September 29, 2023, the Company plans on depositing $160,000 into the Trust Account to extend the date by which the Company must effect an Initial Business Combination to October 18, 2023. The Sponsor will deposit into the Trust Account $80,000 each month the Company determines to extend the date by which it must consummate an Initial Business Combination. If the Company elects to extend such date until April 18, 2024, an aggregate deposit of $720,000 of the proceeds of the Extension Note will be made into the Trust Account. The Extension Note bears no interest and all unpaid principal under the Extension Note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination and (ii) the date of the liquidation of the Company. On July 21, 2023, the Company made a draw of $240,000 for extension payment purposes.

On July 20, 2023, the Company and the Sponsor amended and restated the promissory note, dated as of April 5, 2021, providing for loans up to $1,000,000 in the aggregate. The promissory note bears no interest and all unpaid principal under the promissory note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination and (ii) the date of the liquidation of the Company. At the election of the Sponsor, up to $1.0 million of the loans under the promissory note may be settled in private units, with each private unit comprised of one share of common stock of the Company and one right to one-fifth of a share of the Company’s common stock. On July 21, 2023, the Company made a draw of $60,000 for working capital purposes.

On July 21, 2023, the Company withdrew $297,615 of interest earned on Trust Account to pay for its tax obligations.

Through the date of this report, the Company recorded approximately $74,000 in related party payables for payments made by the Sponsor related to the Company’s annual Nasdaq fee and for professional services.

On August 21, 2023, the Company received an additional notification letter from the Nasdaq Staff, indicating that the Company was not in compliance with Listing Rules due to the delayed filing of its Form 10-Q for the period ended June 30, 2023 with the SEC. The notification had no immediate effect on the Company’s continued listing on the Nasdaq Capital Market, subject to the Company’s compliance with the other continued listing requirements. On September 6, 2023, the Company responded to Nasdaq informing the Staff the June 30, 2023 Form 10-Q will be submitted as soon as practicable.