Form 10-Q
period 2023-03-31
Hudson Acquisition I Corp.
filed 2023-09-27
CIK 1853047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

HUDSON ACQUISITION I CORP.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HUDSON ACQUISITION I CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$36,085	$138,917
Prepaid expenses and other current assets	144,142	194,091
Total current assets	180,227	333,008

Marketable securities held in Trust Account	70,734,655	69,987,957
Total assets	$70,914,882	$70,320,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$119,157	$60,019
Franchise tax payable	133,623	83,623
Income tax payable	312,000	118,000
Related party payables	27,645	27,645
Total current liabilities	592,425	289,287
Deferred underwriting commissions and representative shares	2,723,060	2,723,060
Total liabilities	3,315,485	3,012,347

Commitments and Contingencies (Note 5)
Common stock subject to possible redemption, 6,845,300 shares at redemption value of $10.27 and $10.19 per share as of March 31, 2023 and December 31, 2022, respectively	70,289,033	69,786,334

Stockholders’ deficit:
Common stock, par value $0.0001, 200,000,000 shares authorized; 2,082,825 shares issued and outstanding as of March 31, 2023 and December 31, 2022	209	209
Additional paid-in capital	-	-
Accumulated deficit	(2,689,845)	(2,477,925)
Total stockholders’ deficit	(2,689,636)	(2,477,716)
Total liabilities, redeemable common stock and stockholders’ deficit	$70,914,882	$70,320,965

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

HUDSON ACQUISITION I CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended,	For the Three Months Ended,
	March 31, 2023	March 31, 2022

Operating expenses:
General and administrative	$211,919	$12,258
Franchise tax expense	50,000	5,200
Loss from operations	(261,919)	(17,458)

Other income:
Interest earned on marketable securities held in Trust Account	746,698	-
Other income, net	746,698	-

Income (Loss) before income taxes	484,779	(17,458)
Provision for income taxes	(194,000)	-

Net income (loss)	$290,779	$(17,458)

Basic and diluted net income (loss) per share, redeemable shares subject to redemption	$0.05	$-
Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	6,845,300	-

Basic and diluted net income (loss) per share, non-redeemable shares	$(0.02)	$(0.01)
Weighted-average common shares outstanding, basic and diluted, non-redeemable shares (1)	2,082,825	1,711,325

(1)	The non-redeemable weighted average common shares outstanding were retroactively adjusted to account for 13,675 founder shares forfeited in connection with the partial exercise of the over-allotment.

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

HUDSON ACQUISITION I CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2023	2,082,825	$209	$-	$(2,477,925)	$(2,477,716)
Accretion of common stock subject to possible redemption	-	-	-	(502,699)	(502,699)
Net loss	-	-	-	290,779	290,779
Balance at March 31, 2023	2,082,825	$209	$-	$(2,689,845)	$(2,689,636)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2022	1,725,000	$173	$24,827	$(20,758)	$4,242
Net loss	-	-	-	(17,458)	(17,458)
Balance at March 31, 2022	1,725,000	$173	$24,827	$(38,216)	$(13,216)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

HUDSON ACQUISITION I CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended,	For the Three Months Ended,
	March 31, 2023	March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$290,779	$(17,458)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Expenses paid on behalf of the Company by related parties	-	-
Interest earned on marketable securities held in Trust Account	(746,698)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	49,949	-
Accounts payable and accrued expenses	59,138	25,575
Franchise tax payable	50,000	5,200
Income tax payable	194,000	-
Deferred offering costs	-	(43,075)
Related party payables	-
Net cash used in operating activities	$(102,832)	$(29,758)

NET CHANGE IN CASH	(102,832)	(29,758)
Cash - Beginning of period	138,917	168,353
Cash - End of period	$36,085	$138,595

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Deferred offering costs in related party payables	$-	$43,075
Accretion of common stock subject to possible redemption	$502,699	$-

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2023

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

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Hudson Acquisition I Corp.

As of March 31, 2023, the Company had not commenced core operations. All activity for the period from January 13, 2021 (inception) through March 31, 2023 relates to the Company’s formation and raising funds through the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company’s sponsor, Hudson SPAC Holding LLC (the “Sponsor”) should have purchased a total of 340,000 units (the “Initial Private Placement Units”) at a price of $10.00 per the Initial Private Placement Unit (the “Private Placement”). However, on October 18, 2022, simultaneously with the consummation of the Initial Public Offering, the Sponsor partially consummated the Private Placement by subscribing to 238,500 units (the “Purchased Private Placement Units”) instead of the full Initial Private Placement Units, generating gross proceeds of approximately $2,385,000 instead of the full $3,400,000, part of the proceeds of which were placed in the Trust Account. The Trust Account was nonetheless fully-funded. On November 30, 2022, the Company received an additional remittance of $515,000 underlying the Sponsor’s purchase of the Private Placement Units, and on December 1, 2022, the Sponsor applied the outstanding balance on the Promissory Note of $500,000 towards the remaining stock subscription balance, which fully funded the Sponsor’s purchase of the Private Placement Units. No underwriting discounts or commissions were paid with respect to the Private Placement. The Purchased Private Placement Units are identical to the Units, except that (a) the Purchased Private Placement Units and their component securities will not be transferable, assignable or saleable until 30 days after the consummation of the Company’s Initial Business Combination except to permitted transferees and (b) the shares and rights included as a component of the Purchased Private Placement Units, so long as they are held by the Sponsor or its permitted transferees, will be entitled to registration rights, respectively. If we do not complete our Initial Business Combination before the mandatory liquidation date, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of our public shares (subject to the requirements of applicable law) and the rights included as part of the Private Placement Units will expire worthless.

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

The allocation of the net proceeds available to the Company outside of the Trust Account, along with the interest earned on the funds held in the Trust Account available to pay for income and other tax liabilities, represents the best estimate of the intended uses of these funds. In the event that the assumptions prove to be inaccurate, the Company may reallocate some of such proceeds within the above-described categories. If the estimate of the costs of undertaking due diligence and negotiating the Initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to the Company from the Trust Account is insufficient as a result of the volatile interest rate environment, the Company may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, the Company could seek such additional capital through loans or additional investments from the Sponsor or third parties. The Sponsor has agreed to loan the Company up to an aggregate of $1,000,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to a Promissory Note (see Note 4). As of March 31, 2023, the Company had no borrowings under the Promissory Note. These loans are non-interest bearing, unsecured and are due at the earlier of the closing of the Initial Business Combination or the Company’s mandatory liquidation. The loan may be prepaid at any time out of the Initial Public Offering proceeds not held in the Trust Account. Up to $1,000,000 of such loans may be convertible into additional private units, at a price of $10.00 per share at the option of the lender. If we are unable to obtain the necessary funds, we may be forced to cease searching for a target business and liquidate without completing our Initial Business Combination.

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

Liquidity and Capital Resources

As of March 31, 2023, the Company had $36,085 in its operating bank account and working capital of $33,425. The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

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

NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on September 27, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

The Company classifies its Marketable Securities as held-to-maturity in accordance with Accounting Standards Codification (“ASC”) Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities is included in interest earned on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs consist of professional fees, filing, regulatory and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

As of March 31, 2023 and December 31, 2022, the common stock subject to possible redemption reflected on the condensed balance sheet is reflected in the following table:

Gross proceeds	$68,453,000
Less:
Fair value of Public Rights at issuance	(3,268,631)
Common stock issuance costs	(4,635,796)
Fair value of Public Shares	60,548,573
Add:
Accretion of carrying value to redemption value	8,931,222
Common stock subject to redemption upon Initial Public Offering and Overallotment Offering	$69,479,795
Add:
Subsequent accretion of carrying value to redemption value	306,539
Common stock subject to possible redemption, December 31, 2022	$69,786,334
Add:
Accretion of carrying value to redemption value	502,699
Common stock subject to possible redemption, March 31, 2023	$70,289,033

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Share of Common Stock

The Company has two outstanding classes of shares, which are referred to as redeemable common stock and non-redeemable common stock. Earnings and losses are shared pro rata between the two classes of stock. The 6,845,300 redeemable shares of common stock for which the outstanding Public Rights are exercisable were excluded from diluted earnings (losses) per share for the three months ended March 31, 2023 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of shares.

For the Three Months Ended March 31, 2023

Net income	$290,779
Accretion of interest earned on Trust Account, after deduction of franchise tax and income tax expense	(502,699)
Net loss including accretion of temporary equity to redemption value	$(211,920)

	Common Shares Subject to Redemption	Non-redeemable Common Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(162,482)	$(49,438)
Accretion of temporary equity to redemption value	502,699	—
Allocation of net income (loss)	$340,217	$(49,438)

Denominator:
Weighted-average shares outstanding	6,845,300	2,082,825
Basic and diluted net loss per share	$0.05	$(0.02)

For the Three Months Ended March 31, 2022

	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$-	$(17,458)
Denominator:
Basic and diluted weighted average shares outstanding	-	1,711,325

Basic and diluted net income (loss) per share of common stock	$-	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities held in Trust Account as of March 31, 2023	$70,734,655	$70,734,655	$-	$-

Recent Accounting Pronouncements

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

Simultaneously with the closing of the Initial Public Offering, the Sponsor should have purchased a total of 340,000 Initial Private Placement Units at a price of $10.00 per the Private Placement. However, on October 18, 2022, simultaneously with the consummation of the Initial Public Offering, the Sponsor partially consummated the Private Placement by subscribing to 238,500 Private Placement Units instead of the full Initial Private Placement Units, generating gross proceeds of approximately $2,385,000 instead of the full $3,400,000, part of the proceeds of which were placed in the Trust Account. The Trust Account was nonetheless fully-funded. On November 30, 2022, the Company received an additional remittance of $515,000 underlying the Sponsor’s purchase of the Private Placement Units and on December 1, 2022, the Sponsor applied the outstanding balance on the Promissory Note of $500,000 towards the remaining stock subscription balance, which fully funded the Sponsor’s purchase of the Private Placement Units. No underwriting discounts or commissions were paid with respect to the Private Placement. The Purchased Private Placement Units are identical to the Units, except that (a) the Purchased Private Placement Units and their component securities will not be transferable, assignable or saleable until 30 days after the consummation of the Company’s Initial Business Combination except to permitted transferees and (b) the shares and rights included as a component of the Purchased Private Placement Units, so long as they are held by the Sponsor or its permitted transferees, will be entitled to registration rights, respectively. If the Company does not complete the Initial Business Combination before the mandatory liquidation date, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the rights included as part of the Private Placement Units will expire worthless.

On October 21, 2022, the Company closed the sale of 845,300 OA Units at $10.00 per unit as a result of the underwriters’ partial exercise of their over-allotment option in connection with the previously announced Initial Public Offering pursuant to the underwriting agreement by and between the Company and Chardan Capital Markets, LLC dated October 14, 2022. Each OA Unit consists of one share of Common Stock of the Company, par value $0.0001 per share and one right to receive one-fifth (1/5) of one share of the Common Stock upon the consummation of an Initial Business Combination. Such OA Units were registered pursuant to the Company’s registration statement. As a result of the Overallotment Offering, the Company received gross proceeds of $8,453,000 (before deducting certain underwriting discount and fees), part of which was placed in the Trust Account. On October 21, 2022, simultaneously with the consummation of the Overallotment Offering, the Company completed the private placement of additional 31,500 Private Placement Units pursuant to the Unit Private Placement Agreement dated October 14, 2022 by and between the Company and the Sponsor, in connection with the underwriters’ partial exercise of the over-allotment option, at a purchase price of $10.00 per Overallotment Private Placement Unit, generating gross proceeds of $315,000, a portion of which was placed in the Trust Account.

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

Related Party Payables

The Company’s founders have paid expenses on behalf of the Company totaling $122,645 through March 31, 2023. A total of $27,645 remains payable as of March 31, 2023 and December 31, 2022. The payables bear no interest and have no specified repayment terms.

Promissory Note — Related Party

On April 5, 2021, as further amended on April 28, 2021 and September 8, 2022, the Company entered into a promissory note with the Sponsor for principal amount up to $1,000,000. The promissory note is non-interest bearing and matures on the earlier of: (i) the date of the consummation of the Company’s Initial Business Combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time. A maximum of $1,000,000 of such loans may be converted into Units, at the price of $10.00 per Unit at the option of the lender.

On May 6, 2021, the Company made a drawdown of $300,000 on the promissory note. On April 15 and August 19, 2022, the Company made additional drawdowns of $100,000 and $100,000 on the promissory note, respectively.

On December 1, 2022, the Sponsor applied the outstanding balance on the Promissory Note of $500,000 towards the payments for Private Placement Units.

As of March 31, 2023 and December 31, 2022, there was no outstanding balance on the promissory note.

Administrative Support Agreement

Commencing on October 14, 2022, the Company has agreed to pay the Sponsor or its affiliate a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2023, the Company incurred $60,000 on administrative support fees.

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

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.20 per Unit, or $1,369,060 and were paid offering expenses of $100,000 upon closing of the Initial Public Offering including the overallotment. As of March 31, 2023 and December 31, 2022, the Company had recorded deferred underwriting commissions of $2,723,060 payable only upon completion of the Initial Business Combination, which consisted of commissions and representative shares issuable in connection with the Initial Public Offering. The Company agreed to issue to the underwriter at the closing of the Initial Public Offering up to 136,906 representative shares (“Representative Shares”), due to the partial exercise of the over-allotment, which will be issued upon the completion of the Initial Business Combination. The representative shares had an initial fair value of $327,205.

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

Rights

Except in cases where the Company is not the surviving company in the Initial Business Combination, each holder of a public right will automatically receive one-fifth (1/5) of a share of common stock upon consummation of the Initial Business Combination. In the event the Company is not be the surviving company upon completion of the Initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-fifth (1/5) of a share underlying each right upon consummation of the Initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As a result, holders of Rights must hold such Rights in multiples of 5 in order to receive shares for all of the holder’s rights upon closing of an Initial Business Combination. If the Company is unable to complete an Initial Business Combination within the required time period and the public shares are redeemed for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

NOTE 8 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2023
	Level	Amount
Assets:
U.S. Treasury Securities	1	$70,734,655

	December 31, 2022
	Level	Amount
Assets:
U.S. Treasury Securities	1	$69,987,957

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various Levels during the three months ended March 31, 2023.

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

The terms of the exception are as follows: on or before September 27, 2023, the Company must file its Form 10-K for the period ended December 31, 2022, and its Form 10-Q for the period ended March 31, 2023, as required by the Rules. In the event the Company does not satisfy the terms, Nasdaq will provide written notification that its securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Hearings Panel.

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

On July 17, 2023, the Company held the Special Meeting. On June 28, 2023, the record date for the Special Meeting, there were 8,556,625 shares of common stock outstanding and entitled to be voted at the Special Meeting, approximately 84% of which were represented in person or by proxy at the Special Meeting. The stockholders approved the proposal to amend the Company’s Certificate of Incorporation to give the Company the option to extend the date by which the Company must effect a Business Combination beyond July 18, 2023 up to nine (9) times for an additional (1) month each time to April 18, 2024 upon the deposit into the Trust Account of $80,000 for each calendar month. In connection with the votes to approve the proposals above, the holders of 4,427,969 shares of common stock of the Company properly exercised their right to redeem their shares for cash, leaving approximately $25 million in the Trust Account.

In connection with the approval of the Extension Amendment Proposal, on July 18, 2023, the Sponsor entered into a non-interest bearing, unsecured promissory note issued by the Company in favor of the Sponsor (the “Extension Note”), providing for loans up to the aggregate principal amount of $720,000. On July 18, 2023, pursuant to the Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment, the Sponsor deposited $80,000 into the Trust Account for a one-month extension. On September 29, 2023, the Company plans on depositing $160,000 into the Trust Account to extend the date by which the Company must effect an Initial Business Combination by one month to October 18, 2023. The Sponsor will deposit into the Trust Account $80,000 each month the Company determines to extend the date by which it must consummate an Initial Business Combination. If the Company elects to extend such date until April 18, 2024, an aggregate deposit of $720,000 of the proceeds of the Extension Note will be made into the Trust Account. The Extension Note bears no interest and all unpaid principal under the Extension Note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination and (ii) the date of the liquidation of the Company. On July 21, 2023, the Company made a draw of $240,000 for extension payment purposes.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Hudson Acquisition I Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Hudson SPAC Holding, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2023 were organizational activities and those necessary to prepare for our initial public offering and identifying a target for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $290,779, which consisted of interest earned on marketable securities held in the trust account of $746,698 offset by general and administrative expenses of $211,919, franchise tax expense of $50,000, and provision for income taxes of $194,000.

For the three months ended March 31, 2022, we had a net loss of $17,458, which consisted of general and administrative expenses of $12,258 and franchise tax expense of $5,200.

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

For the three months ended March 31, 2023, net cash used in operating activities was $102,832. Net income of $290,779 was offset by a non-cash charge for interest earned on marketable securities held in the trust account of $746,698. Changes in operating assets and liabilities provided $353,087 of cash from operating activities.

For the three months ended March 31, 2022, net cash used in operating activities was $29,758. Net loss of $17,458 was further impacted by changes in operating assets and liabilities of $12,300.

As of March 31, 2023, we had cash held in the trust account of $70,734,655. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our Initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had $36,085 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an Initial Business Combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that an Initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

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

As of March 31, 2023, we had recorded deferred underwriting commissions of $2,723,060 payable only upon completion of our Initial Business Combination, which consisted of deferred underwriting commissions and representative shares (see Note 5).

Critical Accounting Estimates

The preparation of the condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures means controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their desired control objectives.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of March 31, 2023 because the material weaknesses in our internal control over financial reporting as of December 31, 2022 and as described below, continue to exist as of March 31, 2023.

In connection with management’s report on internal controls over financial reporting included in our Annual Report on Form 10-K for the year ended December 31, 2022, management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective as of December 31, 2022. We identified material weaknesses in our internal control over financial reporting, and those material weaknesses were not fully remediated as of March 31, 2023. The following material weaknesses continue to exist in our internal control over financial reporting:

1.	delinquent filings with the SEC including Form 10-K for the year ended December 31, 2022, Form 10-Q for the period ended March 31, 2023, and Form 10-Q for the period ended June 30, 2023

2.	complex accounting, specifically the accounting for representative shares and the Unit Purchase Option; and

3.	the timely forfeiture of founder shares upon the over-allotment in connection with the Initial Public Offering.

A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management plans to remediate the material weakness by enhancing our processes to identify and appropriately apply applicable accounting requirements and increased communication among our personnel and third-party professionals with whom we consult regarding accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our prospectus dated October 14, 2022, filed with the Securities and Exchange Commission (the “SEC”) on October 17, 2022. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

For a description of the use of the proceeds generated in our Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON ACQUISITION I CORP.

Date: September 27, 2023	By:	/s/ Jiang Hui
	Name:	Jiang Hui
	Title:	Chief Executive Officer (Principal Executive Officer)