Form 10-Q
period 2023-06-30
Hudson Acquisition I Corp.
filed 2023-10-16
CIK 1853047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of October 13, 2023, there were 4,513,831 shares of common stock, par value $0.0001 per share of the registrant issued and outstanding.

HUDSON ACQUISITION I CORP.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

HUDSON ACQUISITION I CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$3,251	$138,917
Prepaid expenses and other current assets	137,729	194,091
Total current assets	140,980	333,008

Marketable securities held in Trust Account	71,535,072	69,987,957
Total assets	$71,676,052	$70,320,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$292,664	$60,019
Franchise tax payable	183,623	83,623
Income tax payable	573,000	118,000
Related party payables	161,708	27,645
Total current liabilities	1,210,995	289,287
Deferred underwriting commissions	2,723,060	2,723,060
Total liabilities	3,934,055	3,012,347

Commitments and Contingencies (Note 5)
Common stock subject to possible redemption, 6,845,300 shares at redemption value of $10.35 and $10.19 per share as of June 30, 2023 and December 31, 2022, respectively	70,778,449	69,786,334

Stockholders’ deficit:
Common stock, par value $0.0001, 200,000,000 shares authorized; 2,082,825 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	209	209
Additional paid-in capital	-	-
Accumulated deficit	(3,036,661)	(2,477,925)
Total stockholders’ deficit	(3,036,452)	(2,477,716)
Total liabilities, redeemable common stock and stockholders’ deficit	$71,676,052	$70,320,965

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended,	For the Three Months Ended,	For the Six Months Ended,	For the Six Months Ended,
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Operating expenses:
General and administrative	$346,817	$23,559	$558,736	$35,817
Franchise tax expense	50,000	5,200	100,000	10,400
Loss from operations	(396,817)	(28,759)	(658,736)	(46,217)

Other income:
Interest earned on marketable securities held in Trust Account	800,417	-	1,547,115	-
Other income, net	800,417	-	1,547,115	-

Income (Loss) before income taxes	403,600	(28,759)	888,379	(46,217)
Provision for income taxes	(261,000)	-	(455,000)	-

Net income (loss)	$142,600	$(28,759)	$433,379	$(46,217)

Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	6,845,300	-	6,845,300	-
Basic and diluted net income (loss) per share, redeemable shares subject to redemption	$0.03	$-	$0.08	$-

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	2,082,825	1,711,325	2,082,825	1,711,325
Basic and diluted net loss per share, non-redeemable shares	$(0.04)	$(0.02)	$(0.06)	$(0.03)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE, 2023 AND 2022

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2023	2,082,825	$209	$-	$(2,477,925)	$(2,477,716)
Accretion of common stock subject to possible redemption	-	-	-	(502,699)	(502,699)
Net income	-	-	-	290,779	290,779
Balance at March 31, 2023	2,082,825	209	-	(2,689,845)	(2,689,636)
Accretion of common stock subject to possible redemption	-	-	-	(489,416)	(489,416)
Net income	-	-	-	142,600	142,600
Balance at June 30, 2023	2,082,825	$209	$-	$(3,036,661)	$(3,036,452)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2022	1,725,000	$173	$24,827	$(20,758)	$4,242
Net loss	-	-	-	(17,458)	(17,458)
Balance at March 31, 2022	1,725,000	173	24,827	(38,216)	(13,216)
Net loss	-	-	-	(28,759)	(28,759)
Balance at June 30, 2022	1,725,000	$173	$24,827	$(66,975)	$(41,975)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended,	For the Six Months Ended,
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$433,379	$(46,217)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,547,115)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	56,362	-
Accounts payable and accrued expenses	232,645	60,906
Franchise tax payable	100,000	10,400
Income tax payable	455,000	-
Deferred offering costs	-	(132,094)
Related party payables	134,063	-
Net cash used in operating activities	$(135,666)	$(107,005)

NET CHANGE IN CASH	(135,666)	(107,005)
Cash - Beginning of period	138,917	168,353
Cash - End of period	$3,251	$61,348

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accretion of common stock subject to possible redemption	$992,115	$-

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2023

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

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Hudson Acquisition I Corp.

As of June 30, 2023, the Company had not commenced core operations. All activity for the period from January 13, 2021 (inception) through June 30, 2023 relates to the Company’s formation and raising funds through the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company’s sponsor, Hudson SPAC Holding LLC (the “Sponsor”) should have purchased a total of 340,000 units (the “Initial Private Placement Units”) at a price of $10.00 per the Initial Private Placement Unit (the “Private Placement”) (see Note 3).

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

The allocation of the net proceeds available to the Company outside of the Trust Account, along with the interest earned on the funds held in the Trust Account available to pay for income and other tax liabilities, represents the best estimate of the intended uses of these funds. In the event that the assumptions prove to be inaccurate, the Company may reallocate some of such proceeds within the above-described categories. If the estimate of the costs of undertaking due diligence and negotiating the Initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to the Company from the Trust Account is insufficient as a result of the volatile interest rate environment, the Company may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, the Company could seek such additional capital through loans or additional investments from the Sponsor or third parties. The Sponsor has agreed to loan the Company up to an aggregate of $1,000,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to a Promissory Note. As of June 30, 2023, the Company had no borrowings under the Promissory Note (see Note 4). If we are unable to obtain the necessary funds, we may be forced to cease searching for a target business and liquidate without completing our Initial Business Combination.

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

Liquidity and Capital Resources

As of June 30, 2023, the Company had $3,251 in its operating bank account and a working capital deficit of $313,393, which excludes franchise tax payable and income tax payable. The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 18, 2024, assuming the monthly extension requirements are satisfied, to consummate a Business Combination (the “Combination Period”). The Company is able to extend the date by which an Initial Business Combination must be consummated beyond July 18, 2023 up to nine times for an additional one month each time to April 18, 2024 upon the deposit into the Trust Account of $80,000 each calendar month. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by April 18, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on September 27, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

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

As of June 30, 2023 and December 31, 2022, the common stock subject to possible redemption reflected on the condensed balance sheet is reflected in the following table:

Gross proceeds	$68,453,000
Less:
Fair value of Public Rights at issuance	(3,268,631)
Common stock issuance costs	(4,635,796)
Fair value of Public Shares	60,548,573
Add:
Accretion of carrying value to redemption value	8,931,222
Common stock subject to redemption upon Initial Public Offering and Overallotment Offering	$69,479,795
Add:
Subsequent accretion of carrying value to redemption value	306,539
Common stock subject to possible redemption, December 31, 2022	$69,786,334
Add:
Accretion of carrying value to redemption value	992,115
Common stock subject to possible redemption, June 30, 2023	$70,778,449

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Share of Common Stock

The Company has two outstanding classes of shares, which are referred to as redeemable common stock and non-redeemable common stock. Earnings and losses are shared pro rata between the two classes of stock. The 6,845,300 redeemable shares of common stock for which the outstanding Public Rights are exercisable were excluded from diluted earnings (losses) per share for the three and six months ended June 30, 2023 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of shares.

For the Three Months Ended June 30, 2023

Net income	$142,600
Accretion of interest earned on Trust Account, after deduction of franchise tax and income tax expense	(489,416)
Net loss including accretion of temporary equity to redemption value	$(346,816)

	Common Shares Subject to Redemption	Non-redeemable Common Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(265,908)	$(80,908)
Accretion of temporary equity to redemption value	489,416	-
Allocation of net income (loss)	$223,508	$(80,908)

Denominator:
Weighted-average shares outstanding	6,845,300	2,082,825
Basic and diluted net loss per share	$0.03	$(0.04)

For the Three Months Ended June 30, 2022

	Redeemable	Non-redeemable
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$-	$(28,759)
Denominator:
Basic and diluted weighted average shares outstanding	-	1,711,325

Basic and diluted net loss per share of common stock	$-	$(0.02)

For the Six Months Ended June 30, 2023

Net income	$433,379
Accretion of temporary equity to redemption value	(992,115)
Net loss including accretion of temporary equity to redemption value	$(558,736)

	Common Shares Subject to Redemption	Non-redeemable Common Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(428,390)	$(130,346)
Accretion of temporary equity to redemption value	992,115	-
Allocation of net income (loss)	$563,725	$(130,346)

Denominator:
Weighted-average shares outstanding	6,845,300	2,082,825
Basic and diluted net loss per share	$0.08	$(0.06)

For the Six Months Ended June 30, 2022

	Redeemable	Non-redeemable
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$-	$(46,217)
Denominator:
Basic and diluted weighted average shares outstanding	-	1,711,325

Basic and diluted net loss per share of common stock	$-	$(0.03)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Unit Purchase Option

At the closing of the Initial Public Offering, the Company sold to the underwriter, for an aggregate of $100, an option (the “UPO”) to purchase 57,500 Units, including over-allotment. The over-allotment option was not exercised in full on October 21, 2022, therefore, the UPO was reduced pro-rata to 57,044 Units, and had a fair value of $25,099. The UPO will be exercisable at any time, in whole or in part, between the close of the business combination and fifth anniversary of the date of the Initial Public Offering at a price per Unit equal to $11.50 (or 115% of the public unit offering price). The Company accounts for the Unit Purchase Option, inclusive of the receipt of $100 cash payment, as an offering cost of the Initial Public Offering resulting in a charge directly to stockholders’ (deficit) equity. The Unit Purchase Option and such units purchased pursuant to the Unit Purchase Option, as well as the common stock underlying such units, the rights included in such units, the shares of common stock that are issuable for the rights included in such units, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to FINRA Rule 5110(e)(1). The Unit Purchase Option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the Unit Purchase Option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the Unit Purchase Option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

Representative Shares

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

NOTE 4 — RELATED PARTY TRANSACTIONS

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor should have purchased a total of 340,000 units (the “Initial Private Placement Units”) at a price of $10.00 per the Initial Private Placement Unit (the “Private Placement”). (see Note 3).

Related Party Payables

The Company’s founders have paid expenses on behalf of the Company totaling $196,708 and $122,645 as of June 30, 2023 and December 31, 2022, respectively. A total of $161,708 and $27,645 remains payable as of June 30, 2023 and December 31, 2022, respectively. The payables bear no interest and have no specified repayment terms.

Promissory Note — Related Party

On April 5, 2021, as further amended on April 28, 2021 and September 8, 2022, the Company entered into a promissory note with the Sponsor for principal amount up to $1,000,000. The promissory note is non-interest bearing and matures on the earlier of: (i) the date of the consummation of the Company’s Initial Business Combination or (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time. A maximum of $1,000,000 of such loans may be converted into Units, at the price of $10.00 per Unit at the option of the Sponsor.

On May 6, 2021, the Company made a drawdown of $300,000 on the promissory note. On April 15 and August 19, 2022, the Company made additional drawdowns of $100,000 and $100,000 on the promissory note, respectively.

On December 1, 2022, the Sponsor applied the outstanding balance on the Promissory Note of $500,000 towards the payments for Private Placement Units.

As of June 30, 2023 and December 31, 2022, there was no outstanding balance on the promissory note. See Note 9 for subsequent transactions.

Administrative Support Agreement

Commencing on October 14, 2022, the Company has agreed to pay the Sponsor or its affiliate a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company incurred $60,000 and $120,000, respectively, on administrative support fees.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) the Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, and (ii) Private Placement Units, which were sold simultaneously with the closing of the Initial Public Offering, are entitled to registration rights pursuant to a registration rights agreement signed prior to or on the effective date of the Initial Public Offering. The holders of the majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the Founder Shares are to be released from escrow. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our Initial Business Combination.

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.20 per Unit, or $1,369,060 and were paid offering expenses of $100,000 upon closing of the Initial Public Offering including the overallotment. As of June 30, 2023 and December 31, 2022, the Company had recorded deferred underwriting commissions of $2,723,060 payable only upon completion of the Initial Business Combination, which consisted of commissions and representative shares issuable in connection with the Initial Public Offering. The Company agreed to issue to the underwriter at the closing of the Initial Public Offering up to 136,906 representative shares, due to the partial exercise of the over-allotment, which will be issued upon the completion of the Initial Business Combination. The representative shares had an initial fair value of $327,205.

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

Unit Purchase Option

At the closing of the Initial Public Offering, the Company sold to the underwriter, for an aggregate of $100, an option (the “UPO”) to purchase 57,500 Units, including over-allotment. The over-allotment option was not exercised in full on October 21, 2022, therefore, the UPO was reduced pro-rata to 57,044 Units, and had a fair value of $25,099. The UPO will be exercisable at any time, in whole or in part, between the close of the business combination and fifth anniversary of the date of the Initial Public Offering at a price per Unit equal to $11.50 (or 115% of the public unit offering price). The Company accounts for the Unit Purchase Option, inclusive of the receipt of $100 cash payment, as an offering cost of the Initial Public Offering resulting in a charge directly to stockholders’ (deficit) equity. The Unit Purchase Option and such units purchased pursuant to the Unit Purchase Option, as well as the common stock underlying such units, the rights included in such units, the shares of common stock that are issuable for the rights included in such units, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to FINRA Rule 5110(e)(1). The Unit Purchase Option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the Unit Purchase Option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the Unit Purchase Option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

NOTE 6 — COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets in accordance with ASC 480, “Distinguishing Liabilities from Equity”.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Authorized Shares

The total number of shares of capital stock, par value of $0.0001 per share, which the Company is authorized to issue is 200,000,000 shares of common stock. Except as otherwise required by law, the holders of the Common Stock shall exclusively possess all voting power with respect to the Company.

Founder’s Shares

At inception, January 13, 2021, the Company issued 2,875,000 Founder Shares of common stock for total receivable of approximately of $25,000 received on May 11, 2021. These Founder Shares included up to 375,000 shares of which were subject to forfeiture by the stockholder if the underwriters did not fully exercise their over-allotment option.

On December 10, 2021, pursuant to the Underwriter Addendum, the aggregate number of Founder Shares were reduced to 1,725,000.

All share and per-share amounts have been retroactively restated to reflect the share surrender. In connection with the partial exercise of the over-allotment option on October 21, 2022, 13,675 Founder Shares were forfeited. The remaining Founder Shares represent 20% of the outstanding shares after the Initial Public Offering.

Initial Public Offering

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased a total of 340,000 Initial Private Placement Units at a price of $10.00 per Unit.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities held in Trust Account as of June 30, 2023	$71,535,072	$71,535,072	$-	$-

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities held in Trust Account as of December 31, 2022	$69,987,957	$69,987,957	$-	$-

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

The fair value of the Representative Shares was estimated at October 18, 2022 to be $2.39 based on the fair value per common share as of October 18, 2022 multiplied by the probability of the Initial Business Combination. The fair value of the UPO was estimated at October 18, 2022 to be $0.44 using a Black-Scholes Option Model. The following inputs were used to calculate the fair value:

October 18, 2022
Risk-free interest rate	4.43%
Expected term (years)	2.25
Dividend yield	0.00%
Volatility	10.00%
Exercise price	$11.50
Stock Price	$10.03

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from Level 3 assets or liabilities during the three and six months ended June 30, 2023.

NOTE 9 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are available to be issued. Other than below, there are no subsequent events identified that would require disclosure in the financial statements.

Nasdaq Compliance

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

The terms of the exception are as follows: on or before September 27, 2023, the Company must file its Form 10-K for the period ended December 31, 2022, and its Form 10-Q for the period ended March 31, 2023, as required by the Rules. In the event the Company does not satisfy the terms, Nasdaq will provide written notification that its securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Hearings Panel. The Company filed its Form 10-K for the period ended December 31, 2022 and its Form 10-Q for the period ended March 31, 2023 on September 27, 2023. On October 8, 2023, Nasdaq notified the Company it was back in compliance and the matter is now closed.

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

Extension Amendment

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

Promissory Notes with the Sponsor

In connection with the approval of the extension amendment proposal, on July 18, 2023, the Sponsor entered into a non-interest bearing, unsecured promissory note issued by the Company in favor of the Sponsor (the “Extension Note”), providing for loans up to the aggregate principal amount of $720,000. On July 18, 2023, pursuant to the Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment, the Sponsor deposited $80,000 into the Trust Account for a one-month extension. The Company will deposit $160,000 into the Trust Account to extend the date by which the Company must effect an Initial Business Combination by one month to October 18, 2023. The Sponsor will deposit into the Trust Account $80,000 each month the Company determines to extend the date by which it must consummate an Initial Business Combination. If the Company elects to extend such date until April 18, 2024, an aggregate deposit of $720,000 of the proceeds of the Extension Note will be made into the Trust Account. The Extension Note bears no interest and all unpaid principal under the Extension Note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination or (ii) the date of the liquidation of the Company. On July 21, 2023, the Company made a draw of $240,000 for extension payment purposes.

On July 20, 2023, the Company and the Sponsor amended and restated the promissory note, dated as of April 5, 2021, providing for loans up to $1,000,000 in the aggregate. The promissory note bears no interest and all unpaid principal under the promissory note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination or (ii) the date of the liquidation of the Company. At the election of the Sponsor, up to $1.0 million of the loans under the promissory note may be settled in private units, with each private unit comprised of one share of common stock of the Company and one right to one-fifth of a share of the Company’s common stock. On July 21, 2023, the Company made a draw of $60,000 for working capital purposes.

Subsequent to June 30, 2023 and through the date of this report, the Company recorded approximately $18,000 in related party payables for payments made on behalf of the Sponsor related to professional service expenses.

Trust Account Withdrawal

On July 21, 2023, the Company withdrew $297,615 of interest earned on Trust Account to pay for its tax obligations.

Change in Executive Officer

On October 3, 2023, Mr. Hon Man Yun, the Company’s Chief Financial Officer, passed away.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2023 were organizational activities and those necessary to prepare for our initial public offering and identifying a target for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $142,600, which consisted of interest earned on marketable securities held in the trust account of $800,417 offset by general and administrative expenses of $346,817, franchise tax expense of $50,000, and provision for income taxes of $261,000.

For the three months ended June 30, 2022, we had a net loss of $28,759, which consisted of general and administrative expenses of $23,559 and franchise tax expense of $5,200.

For the six months ended June 30, 2023, we had net income of $433,379, which consisted of interest earned on marketable securities held in the trust account of $1,547,115 offset by general and administrative expenses of $558,736, franchise tax expense of $100,000, and provision for income taxes of $455,000.

For the six months ended June 30, 2022, we had a net loss of $46,217, which consisted of general and administrative expenses of $35,817 and franchise tax expense of $10,400.

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

For the six months ended June 30, 2023, net cash used in operating activities was $135,666. Net income of $433,379 was offset by a non-cash charge for interest earned on marketable securities held in the trust account of $1,547,115. Changes in operating assets and liabilities provided $978,070 of cash from operating activities.

For the six months ended June 30, 2022, net cash used in operating activities was $107,005. Net loss of $46,217 was further impacted by changes in operating assets and liabilities of $60,788.

As of June 30, 2023, we had cash held in the trust account of $71,535,072. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our Initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had $3,251 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor a monthly fee of $20,000 for office space, utilities and secretarial and administrative support provided to the Company. We began incurring these fees on October 18, 2022 and will continue to incur these fees monthly until the earlier of the consummation of an Initial Business Combination or our liquidation.

As of June 30, 2023, we had recorded deferred underwriting commissions of $2,723,060 payable only upon completion of our Initial Business Combination, which consisted of deferred underwriting commissions and representative shares (see Note 5).

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of June 30, 2023 because the material weaknesses in our internal control over financial reporting as of December 31, 2022 and as described below, continue to exist as of June 30, 2023.

In connection with management’s report on internal controls over financial reporting included in our Annual Report on Form 10-K for the year ended December 31, 2022, management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective as of December 31, 2022. We identified material weaknesses in our internal control over financial reporting, and those material weaknesses were not fully remediated as of June 30, 2023. The following material weaknesses continue to exist in our internal control over financial reporting:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

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

HUDSON ACQUISITION I CORP.

Date: October 16, 2023	By:	/s/ Jiang Hui
Jiang Hui
Chief Executive Officer (Principal Executive Officer)