Form 10-Q
period 2023-09-30
Hudson Acquisition I Corp.
filed 2023-11-14
CIK 1853047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, there were 4,500,156 shares of common stock, par value $0.0001 per share of the registrant issued and outstanding.

HUDSON ACQUISITION I CORP.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

HUDSON ACQUISITION I CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$28,332	$138,917
Prepaid expenses and other current assets	99,739	194,091
Total current assets	128,071	333,008

Marketable securities held in Trust Account	25,540,833	69,987,957
Total assets	$25,668,904	$70,320,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$733,958	$60,019
Franchise tax payable	18,308	83,623
Income tax payable	681,000	118,000
Excise tax payable	461,700	-
Related party payables	101,708	27,645
Note payable - related party	282,000	-
Total current liabilities	2,278,674	289,287
Deferred underwriting commissions	2,723,060	2,723,060
Total liabilities	5,001,734	3,012,347

Commitments and Contingencies (Note 5)
Common stock subject to possible redemption, 2,417,331 and 6,845,300 shares at redemption value of $10.38 and $10.19 per share as of September 30, 2023 and December 31, 2022, respectively	25,083,825	69,786,334

Stockholders’ deficit:
Common stock, par value $0.0001, 200,000,000 shares authorized; 2,082,825 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively, excluding 2,417,331 and 6,845,300 shares subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively	209	209
Additional paid-in capital	-	-
Accumulated deficit	(4,416,864)	(2,477,925)
Total stockholders’ deficit	(4,416,655)	(2,477,716)
Total liabilities, redeemable common stock and stockholders’ deficit	$25,668,904	$70,320,965

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended,	For the Three Months Ended,	For the Nine Months Ended,	For the Nine Months Ended,
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Operating expenses:
General and administrative	$678,504	$6,978	$1,237,240	$35,995
Franchise tax expense	50,000	6,500	150,000	$23,700
Loss from operations	(728,504)	(13,478)	(1,387,240)	(59,695)

Other income:
Interest earned on marketable securities held in Trust Account	393,358	-	1,940,473	-
Other income, net	393,358	-	1,940,473	-

Income (Loss) before income taxes	(335,146)	(13,478)	553,233	(59,695)
Provision for income taxes	(108,000)	-	(563,000)	-

Net loss	$(443,146)	$(13,478)	$(9,767)	$(59,695)

Basic and diluted net income (loss) per share, redeemable shares subject to redemption	$(0.03)	$-	$0.07	$-
Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	3,204,525	-	5,631,708	-

Basic and diluted net loss per share, non-redeemable shares	$(0.17)	$(0.01)	$(0.19)	$(0.03)
Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	2,082,825	1,711,325	2,082,825	1,711,325

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2023	2,082,825	$209	$-	$(2,477,925)	$(2,477,716)
Accretion of carrying value to redemption value	-	-	-	(502,699)	(502,699)
Net loss	-	-	-	290,779	290,779
Balance at March 31, 2023	2,082,825	209	-	(2,689,845)	(2,689,636)
Accretion of carrying value to redemption value	-	-	-	(489,416)	(489,416)
Net income	-	-	-	142,600	142,600
Balance at June 30, 2023	2,082,825	209	-	(3,036,661)	(3,036,452)
Accretion of carrying value to redemption value	-	-	-	(475,357)	(475,357)
Net loss	-	-	-	(443,146)	(443,146)
Excise tax payable attributable to redemption of common stock	-	-	-	(461,700)	(461,700)
Balance at September 30, 2023	2,082,825	$209	$-	$(4,416,864)	$(4,416,655)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2022	1,725,000	$173	$24,827	$(20,758)	$4,242
Net loss	-	-	-	(17,458)	(17,458)
Balance at March 31, 2022	1,725,000	173	24,827	(38,216)	(13,216)
Net loss	-	-	-	(28,759)	(28,759)
Balance at June 30, 2022	1,725,000	173	24,827	(66,975)	(41,975)
Net loss	-	-	-	(13,478)	(13,478)
Balance at September 30, 2022	1,725,000	$173	$24,827	$(80,453)	$(55,453)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended,	For the Nine Months Ended,
	September 30, 2023	September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,767)	$(59,695)
Adjustments to reconcile net loss to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(1,940,473)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	94,353	-
Accounts payable and accrued expenses	673,939	167,912
Franchise tax payable	(65,315)	23,700
Income tax payable	563,000	-
Deferred offering costs	-	(312,488)
Related party payables	74,063	-
Net cash used in operating activities	(610,200)	(180,571)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash withdrawn from Trust Account for payment to redeeming stockholders	46,169,982
Investment of cash in Trust Account	(80,000)
Withdrawal of interest from Trust Account to pay taxes	297,615	-
Net cash provided by investing activities	46,387,597	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common stock	(46,169,982)	-
Proceeds of notes payable - related party	282,000	100,000
Net cash (used in) provided by financing activities	(45,887,982)	100,000

NET CHANGE IN CASH	(110,585)	(80,571)
Cash - Beginning of period	138,917	168,353
Cash - End of period	$28,332	$87,782

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Excise tax payable	$461,700	$-
Deferred offering costs in related party payables	$-	$22,645
Accretion of carrying value to redemption value	$1,467,473	$-
Counterbalance of related party notes against related party payables	$-	$100,000

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2023

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

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Hudson Acquisition I Corp.

As of September 30, 2023, the Company had not commenced core operations. All activity for the period from January 13, 2021 (inception) through September 30, 2023 relates to the Company’s formation and raising funds through the initial public offering (“Initial Public Offering”), which is described below, and efforts in identifying a target to consummate an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The allocation of the net proceeds available to the Company outside of the Trust Account, along with the interest earned on the funds held in the Trust Account available to pay for income and other tax liabilities, represents the best estimate of the intended uses of these funds. In the event that the assumptions prove to be inaccurate, the Company may reallocate some of such proceeds within the above-described categories. If the estimate of the costs of undertaking due diligence and negotiating the Initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to the Company from the Trust Account is insufficient as a result of the volatile interest rate environment, the Company may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, the Company could seek such additional capital through loans or additional investments from the Sponsor or third parties. The Sponsor has agreed to loan the Company up to an aggregate of $1,000,000 to be used for working capital purposes pursuant to a Promissory Note. As of September 30, 2023, the Company had $202,000 in borrowings under the Promissory Note (see Note 4). If we are unable to obtain the necessary funds, we may be forced to cease searching for a target business and liquidate without completing our Initial Business Combination.

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

Liquidity and Capital Resources

As of September 30, 2023, the Company had $28,332 in its operating bank account and a working capital deficit of $989,595, which excludes franchise tax payable, income tax payable, and excise tax payable. The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on September 27, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

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

As of September 30, 2023 and December 31, 2022, the common stock subject to possible redemption reflected on the condensed balance sheet is reflected in the following table:

Gross proceeds	$68,453,000
Less:
Fair value of Public Rights at issuance	(3,268,631)
Common stock issuance costs	(4,635,796)
Fair value of Public Shares	60,548,573
Add:
Accretion of carrying value to redemption value	8,931,222
Common stock subject to redemption upon Initial Public Offering and Overallotment Offering	$69,479,795
Add:
Subsequent accretion of carrying value to redemption value	306,539
Common stock subject to possible redemption, December 31, 2022	$69,786,334
Less:
Redemption of common stock in connection with Trust extension	(46,169,982)
Add:
Accretion of carrying value to redemption value	1,467,473
Common stock subject to possible redemption, September 30, 2023	$25,083,825

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss per Share of Common Stock

The Company has two outstanding classes of shares, which are referred to as redeemable common stock and non-redeemable common stock. Earnings and losses are shared pro rata between the two classes of stock. The 2,417,331 redeemable shares of common stock for which the outstanding Public Rights are exercisable were excluded from diluted losses per share for the three and nine months ended September 30, 2023 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of shares.

For the Three Months Ended September 30, 2023

Net loss	$(443,146)
Accretion of interest earned on Trust Account, after deduction of franchise tax and income tax expense	(475,358)
Net loss including accretion of temporary equity to redemption value	$(918,504)

	Common Shares Subject to Redemption	Non-redeemable Common Shares
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(556,681)	$(361,823)
Accretion of temporary equity to redemption value	475,358	-
Allocation of net loss	$(81,323)	$(361,823)

Denominator:
Weighted-average shares outstanding	3,204,525	2,082,825
Basic and diluted net loss per share	$(0.03)	$(0.17)

For the Three Months Ended September 30, 2022

	Redeemable	Non-redeemable
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$-	$(13,478)
Denominator:
Basic and diluted weighted average shares outstanding	-	1,711,325

Basic and diluted net loss per share of common stock	$-	$(0.01)

For the Nine Months Ended September 30, 2023

Net loss	$(9,767)
Accretion of interest earned on Trust Account, after deduction of franchise tax and income tax expense	(1,467,473)
Net loss including accretion of temporary equity to redemption value	$(1,477,240)

	Common Shares Subject to Redemption	Non-redeemable Common Shares
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(1,078,404)	$(398,836)
Accretion of temporary equity to redemption value	1,467,473	-
Allocation of net income (loss)	$389,069	$(398,836)

Denominator:
Weighted-average shares outstanding	5,631,708	2,082,825
Basic and diluted net income (loss) per share	$0.07	$(0.19)

For the Nine Months Ended September 30, 2022

	Redeemable	Non-redeemable
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$-	$(59,695)
Denominator:
Basic and diluted weighted average shares outstanding	-	1,711,325

Basic and diluted net loss per share of common stock	$-	$(0.03)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Related Party Payables

The Company’s founders have paid expenses on behalf of the Company totaling $196,708 and $122,645 as of September 30, 2023 and December 31, 2022, respectively. A total of $101,708 and $27,645 remains payable as of September 30, 2023 and December 31, 2022, respectively. The payables bear no interest and have no specified repayment terms.

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

On July 20, 2023, the Company and the Sponsor amended and restated the promissory note, dated as of April 5, 2021, providing for loans up to $1,000,000 in the aggregate. The promissory note bears no interest and all unpaid principal under the promissory note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination or (ii) the date of the liquidation of the Company. At the election of the Sponsor, up to $1.0 million of the loans under the promissory note may be settled in Units at a conversion rate of $10.00 per Unit, with each private unit comprised of one share of common stock of the Company and one right to one-fifth of a share of the Company’s common stock. On July 21, 2023, the Company made a draw of $220,000 for working capital purposes, of which $18,000 has been repaid.

In connection with the approval of the extension amendment proposal, on July 18, 2023, the Sponsor entered into a non-interest bearing, unsecured promissory note issued by the Company in favor of the Sponsor (the “Extension Note”), providing for loans up to the aggregate principal amount of $720,000. On July 24, 2023, pursuant to the Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment, $80,000 was deposited into the Trust Account for a one-month extension. $80,000 will be deposited into the Trust Account each month the Company determines to extend the date by which it must consummate an Initial Business Combination. If the Company elects to extend such date until April 18, 2024, an aggregate deposit of $720,000 of the proceeds of the Extension Note will be made into the Trust Account. The Extension Note bears no interest and all unpaid principal under the Extension Note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination or (ii) the date of the liquidation of the Company. On July 21, 2023, the Company made a draw of $80,000 for extension payment purposes.

As of September 30, 2023 and December 31, 2022, there was $282,000 and $0, respectively, outstanding balance on the Note payable –related party. See Note 9 for subsequent transactions.

Administrative Support Agreement

Commencing on October 14, 2022, the Company has agreed to pay the Sponsor or its affiliate a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three and nine months ended September 30, 2023, the Company incurred $60,000 and $180,000, respectively, on administrative support fees.

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

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.20 per Unit, or $1,369,060 and were paid offering expenses of $100,000 upon closing of the Initial Public Offering including the overallotment. As of September 30, 2023 and December 31, 2022, the Company had recorded deferred underwriting commissions of $2,723,060 payable only upon completion of the Initial Business Combination, which consisted of commissions and representative shares issuable in connection with the Initial Public Offering. The Company agreed to issue to the underwriter at the closing of the Initial Public Offering up to 136,906 representative shares, due to the partial exercise of the over-allotment, which will be issued upon the completion of the Initial Business Combination. The representative shares had an initial fair value of $327,205.

Excise Tax

The Inflation Reduction Act (“IR Act”) of 2022 imposes a 1% Excise Tax on the repurchase of corporate stock by a publicly traded U.S. corporation following December 31, 2022. For purposes of the Excise Tax, a repurchase will generally include redemptions, corporate buybacks and other transactions in which the corporation acquires its stock from a shareholder in exchange for cash or property, subject to exceptions for de minimis transactions and certain reorganizations.

As a result, subject to certain rules, the Excise Tax will apply to any redemption by a U.S.-domiciled special purpose acquisition company (“SPAC”) taking place after December 31, 2022, including redemptions (i) by shareholders in connection with the SPAC’s Initial Business Combination or a proxy vote to extend the lifespan of the SPAC, (ii) by SPACs if the SPAC does not complete a de-SPAC transaction within the required time set forth in its constituent documents, or (iii) in connection with the wind-up and liquidation of the SPAC. The financial responsibility for such Excise Tax resides with the Company and the Sponsor. This amount of 1% has been included in these financial statements.

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s fiscal 2023 income tax provision as there were redemptions by the public stockholders in July 2023; as a result, the Company recorded $461,700 excise tax liability as of September 30, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities held in Trust Account as of September 30, 2023	$25,540,833	$25,540,833	$-	$-

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities held in Trust Account as of December 31, 2022	$69,987,957	$69,987,957	$-	$-

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from Level 3 assets or liabilities during the three and nine months ended September 30, 2023.

NOTE 9 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are available to be issued. Other than below, there are no subsequent events identified that would require disclosure in the financial statements.

Nasdaq Compliance

On August 21, 2023, the Company received a notification letter from the Nasdaq Staff, indicating that the Company was not in compliance with Listing Rules due to the delayed filing of its Form 10-Q for the period ended June 30, 2023 with the SEC. The notification had no immediate effect on the Company’s continued listing on the Nasdaq Capital Market, subject to the Company’s compliance with the other continued listing requirements. On September 6, 2023, the Company responded to Nasdaq informing the Staff the June 30, 2023 Form 10-Q will be submitted as soon as practicable. The Company filed its June 30, 2023 Form 10-Q on October 16, 2023.

Change in Executive Officer

On October 3, 2023, Mr. Hon Man Yun, the Company’s Chief Financial Officer, passed away.

Promissory Note Drawdown

On October 18, 2023, the Company made a draw of $50,000 on the related party promissory note. On October 18, 2023, the Company made a draw of $160,000 under the Extension Note in order to satisfy the trust extension payment requirement. On November 7, 2023, the Company made an additional draw of $50,000 on the related party promissory note.

Trust Extension

On October 26, 2023, the Company deposited $160,000 into the Trust Account in order to extend the date by which the Company must consummate a business combination to October 18, 2023. The Company plans to deposit an additional $80,000 to extend the date by which the Company must consummate a business combination to November 18, 2023.

The delinquent $160,000 extension payment has been included in the common stock subject to possible redemption figure as of September 30, 2023 to represent the total possible redemption amount shareholders would be entitled to.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2023 were organizational activities and those necessary to prepare for our initial public offering and identifying a target for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of $443,146, which consisted of interest earned on marketable securities held in the trust account of $393,358 offset by general and administrative expenses of $678,504, franchise tax expense of $50,000, and provision for income taxes of $108,000.

For the three months ended September 30, 2022, we had a net loss of $13,478, which consisted of general and administrative expenses of $6,978 and franchise tax expense of $6,500.

For the nine months ended September 30, 2023, we had a net loss of $9,767, which consisted of interest earned on marketable securities held in the trust account of $1,940,473 offset by general and administrative expenses of $1,237,240, franchise tax expense of $150,000, and provision for income taxes of $563,000.

For the nine months ended September 30, 2022, we had a net loss of $59,695, which consisted of general and administrative expenses of $35,995 and franchise tax expense of $23,700.

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

For the nine months ended September 30, 2023, net cash used in operating activities was $610,200. Net loss of $9,767 was offset by a non-cash charge for interest earned on marketable securities held in the Trust Account of $1,940,473. Changes in operating assets and liabilities provided $1,340,039 of cash from operating activities.

For the nine months ended September 30, 2022, net cash used in operating activities was $180,571. Net loss of $59,695 was further impacted by changes in operating assets and liabilities of $120,876.

As of September 30, 2023, we had cash held in the trust account of $25,540,833. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our Initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, we had $28,332 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

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

As of September 30, 2023, we had recorded deferred underwriting commissions of $2,723,060 payable only upon completion of our Initial Business Combination, which consisted of deferred underwriting commissions and representative shares (see Note 5).

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of September 30, 2023 because the material weaknesses in our internal control over financial reporting as of December 31, 2022 and as described below, continue to exist as of September 30, 2023.

In connection with management’s report on internal controls over financial reporting included in our Annual Report on Form 10-K for the year ended December 31, 2022, management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective as of December 31, 2022. We identified material weaknesses in our internal control over financial reporting, and those material weaknesses were not fully remediated as of September 30, 2023. The following material weaknesses continue to exist in our internal control over financial reporting:

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

HUDSON ACQUISITION I CORP.

Date: November 14, 2023	By:	/s/ Jiang Hui
Jiang Hui
Chief Executive Officer (Principal Executive Officer)