Form 10-Q/A
period 2023-06-30
Hudson Acquisition I Corp.
filed 2023-12-21
CIK 1853047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment No. 1”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, initially filed with the Securities and Exchange Commission on October 16, 2023 (the “Original Filing”), amends and restates the signatures page of the Original Filing solely to include the Principal Financial and Chief Accounting Officer as required by General Instruction G of Form 10-Q. Except as expressly set forth in this Amendment No. 1, the Original Filing has not been amended, updated or otherwise modified.

Item 6. Exhibits

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON ACQUISITION I CORP.

Date: December 21, 2023	By:	/s/ Jiang Hui
Jiang Hui
Chief Executive Officer (Principal Executive Officer)

Date: December 21, 2023	By:	/s/ Pengfei Xie
Pengfei Xie
Chief Financial Officer (Principal Financial and Accounting Officer)

3