Form 10-Q/A
period 2023-09-30
Hudson Acquisition I Corp.
filed 2023-12-21
CIK 1853047

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment No. 1”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, initially filed with the Securities and Exchange Commission on November 14, 2023 (the “Original Filing”), amends and restates the signatures page of the Original Filing solely to include the Principal Financial and Chief Accounting Officer as required by General Instruction G of Form 10-Q. Except as expressly set forth in this Amendment No. 1, the Original Filing has not been amended, updated or otherwise modified.

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