Form 10-K
period 2023-12-31
Hudson Acquisition I Corp.
filed 2024-07-23
CIK 1853047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of July 18, 2024, there were 2,181,088 shares of common stock, par value $0.0001 per share of the registrant issued and outstanding.

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

On April 17, 2024, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware. The Certificate of Amendment amends the Certificate of Incorporation to (i) give the Company the option to extend the date by which the Company must effect a Business Combination beyond April 18, 2024, up to nine (9) times for an additional (1) month each time to January 18, 2025, upon the deposit into the Trust Account of $25,000 for each calendar month and (ii) to remove the geographic limitations for a Business Combination., which requires the deletion of Section J of the Sixth Article in the Charter: “J. At no time, the Corporation shall undertake a Business Combination with any entity being based in or having the majority of its operations in China (including Hong Kong and Macau).”

On July 10, 2024, the Company filed a Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The Certificate of Amendment amends the Certificate of Incorporation to (i) give the Company the option to extend the date by which the Company must effect a Business Combination beyond January 18, 2025, up to nine (9) times for an additional (1) month each time to October 18, 2025, and will no longer require monthly deposits into the Trust Account as of July 5, 2024.

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

Our Chief Financial Officer, Pengfei Xie, manages indirectly the sponsor, own founder shares, and, accordingly, Pengfei Xie may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination. Further, our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Initial Business Combination.

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

Financial Position

With funds available for a business combination in the amount of approximately $1.2 million as of the date of this report, before estimated offering and working capital expenses, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our Initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Initial Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our Initial Business Combination and the stage of the Initial Business Combination process we are in.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our Initial Business Combination.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a summary list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Our public stockholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our Initial Business Combination even though a majority of our public stockholders do not support such a combination.

●	If we seek stockholder approval of our Initial Business Combination, our initial stockholders have agreed to vote in favor of such Initial Business Combination, regardless of how our public stockholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your redemption rights, unless we seek stockholder approval of the Initial Business Combination.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an agreement for an Initial Business Combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	The requirement that we complete our Initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an Initial Business Combination and may decrease our ability to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our stockholders.

●	We may not be able to complete our Initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.15 per share, or less than such amount in certain circumstances.

●	If we seek stockholder approval of our Initial Business Combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public holders, which may influence a vote on a proposed Initial Business Combination and reduce the public “float” of our Common stock.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our Initial Business Combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our common stock, you will lose the ability to redeem all such shares in excess of 15% of our common stock.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.15 per share on our redemption of our public shares, or less than such amount in certain circumstances.

●	Subsequent to the completion of our Initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, and which could cause you to lose some or all of your investment.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share.

●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

●	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

●	If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

●	If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

●	The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.15 per share.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Initial Business Combination.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Initial Business Combination and results of operations.

●	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

●	The grant of registration rights to our initial stockholders may make it more difficult to complete our Initial Business Combination, and the future exercise of such rights may adversely affect the market price of our common stock.

●	Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our Initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

●	We may seek business combination opportunities in industries or sectors that may or may not be outside of our management’s area of expertise.

●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

●	We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

●	We are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the target(s) of our Initial Business Combination is fair to our company from a financial point of view.

●	We may issue additional shares of common stock to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. Any such issuances would dilute the interest of our stockholders and likely present other risks.

●	Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.15 per share, or less than such amount in certain circumstances, on the liquidation of our trust account.

●	We may engage in an Initial Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders that may raise potential conflicts of interest.

●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an Initial Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

●	We may be able to complete only one business combination with the proceeds of the Initial Public Offering, which will cause us to be solely dependent on a single business, which may have a limited number of products or services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our Initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

●	We may attempt to complete our Initial Business Combination with a private company about which little information is available, which may result in an Initial Business Combination with a company that is not as profitable as we suspected, if at all.

●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an Initial Business Combination with which a substantial majority of our stockholders do not agree.

●	In order to effectuate an Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our Initial Business Combination that our stockholders may not support.

●	The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock who vote in-person or by proxy at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an Initial Business Combination that some of our stockholders may not support.

●	We may be unable to obtain additional financing to complete our Initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

●	Our private placement units and founder shares may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our Initial Business Combination.

●	Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Initial Business Combination with some prospective target businesses.

●	If we effect our Initial Business Combination with a company with locations or operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

●	The SEC has issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential Initial Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our Initial Business Combination and may constrain the circumstances under which we could complete an Initial Business Combination.

●	If we were deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an Initial Business Combination and instead to liquidate the Company.

●	To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our Initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

●	The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our Initial Business Combination, hinder our ability to consummate an Initial Business Combination, and decrease the amount of funds available for distribution in connection with a liquidation.

●	We have identified material weaknesses in our internal control over financial reporting as of December 31, 2023. These material weaknesses, and any additional material weaknesses that may be identified in the future, could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team continuously evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the SOC reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

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

Holders

On July 18, 2024, there were 2 holders of record of our units.

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

On April 17, 2024, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware. The Certificate of Amendment amends the Certificate of Incorporation to (i) give the Company the option to extend the date by which the Company must effect a Business Combination beyond April 18, 2024, up to nine (9) times for an additional (1) month each time to January 18, 2025, upon the deposit into the Trust Account of $25,000 for each calendar month and (ii) to remove the geographic limitations for a Business Combination., which requires the deletion of Section J of the Sixth Article in the Charter: “J. At no time, the Corporation shall undertake a Business Combination with any entity being based in or having the majority of its operations in China (including Hong Kong and Macau).”

On July 10, 2024, the Company filed a Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The Certificate of Amendment amends the Certificate of Incorporation to (i) give the Company the option to extend the date by which the Company must effect a Business Combination beyond January 18, 2025, up to nine (9) times for an additional (1) month each time to October 18, 2025, and will no longer require monthly deposits into the Trust Account as of July 5, 2024.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2023 were organizational activities and those necessary to prepare for our initial public offering, described below, and identifying a target for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $121,221, which consisted of interest earned on marketable securities held in the trust account of $2,276,593 offset by general and administrative expenses of $1,309,549, franchise tax expense of $200,000, and provision for income taxes of $646,000.

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

For the year ended December 31, 2023, net cash used in operating activities was $828,540, which was comprised of net income of $121,221 offset by non-cash interest earned on marketable securities held in the trust account of $2,276,593. Changes in operating assets and liabilities provided $1,326,832 of cash from operating activities.

For the year ended December 31, 2022, net cash used in operating activities was $590,801, which was comprised of net loss $34,487 and non-cash interest earned on marketable securities held in the trust account of $508,162. Changes in operating assets and liabilities used $48,152 of cash from operating activities.

As of December 31, 2023, we had cash held in the trust account of $26,036,953. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our Initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, we had $11,700 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until October 18, 2025, assuming the monthly extension requirements are satisfied, to consummate a Business Combination. We are able to extend the date by which an Initial Business Combination must be consummated beyond July 18, 2023 up to nine times for an additional one month each time to April 18, 2024 upon the deposit into the Trust Account of $80,000 each calendar month. We are able to extend the date by which an Initial Business Combination must be consummated beyond April 18, 2024 up to an additional nine times for an additional one month each time to January 18, 2025 upon the deposit into the Trust Account of $25,000 each calendar month, with monthly extension payments ceasing on July 5, 2024. We are able to extend the date by which an Initial Business Combination must be consummated beyond January 18, 2025 up to nine times for an additional one month each time to October 18, 2025. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management intends to complete a Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the end of the Combination Period.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023.

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

As of December 31, 2023, we had recorded deferred underwriting commissions and representative shares of $2,723,060 payable only upon completion of our Initial Business Combination, which consisted of commissions payable in cash of $2,395,855 and representative shares issued in connection with the Initial Public Offering. We agreed to issue to the underwriter at the closing of the Initial Public Offering 136,906 representative shares (“Representative Shares”), due to the partial exercise of the over-allotment, which will be issued upon the completion of our Initial Business Combination.

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

The Company’s significant accounting estimates include, but are not limited to the valuation allowance for deferred tax assets and estimates and assumptions that affect the fair value of representative shares and unit purchase option.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this annual report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Dismissal of Independent Registered Public Accounting Firm

On May 16, 2024, the audit committee of the board of directors of Hudson Acquisition I Corp. (the “Company”) approved the dismissal of UHY LLP (“UHY”) as the Company’s independent registered public accounting firm with effect from June 1, 2024. The reports of UHY on the Company’s consolidated financial statements for the fiscal years ended December 31, 2022 and December 31, 2021 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2022 and December 31, 2021 and through May 16, 2024, there have been no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with UHY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of UHY have caused UHY to make reference thereto in its reports on the consolidated financial statements for such years. During the fiscal years ended December 31, 2022 and December 31, 2021 and through May 16, 2024, there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company provided UHY a copy of the disclosure it is making herein in response to Item 304(a) of Regulation S-K, and requested that UHY provide the Company with a copy of its letter addressed to the Securities and Exchange Commission (the “SEC”), pursuant to Item 304(a)(3) of Regulation S-K, stating whether or not UHY agrees with the statements related to them made by the Company in this report.

(b) Newly Engaged Independent Registered Public Accounting Firm

On May 16, 2024, the audit committee of the board of directors of the Company approved the appointment of WWC, P.C. (“WWC”) as the Company’s new independent registered public accounting firm, effective June 1, 2024, to perform independent audit services for the fiscal year ending December 31, 2023.  During the fiscal years ended December 31, 2022 and December 31, 2021 and through May 16, 2024, neither the Company, nor anyone on its behalf, consulted WWC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company, and no written report or oral advice was provided to the Company by WWC that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and concluded that our disclosure controls and procedures were not effective as of December 31, 2023 because of the identification of material weaknesses in our internal control over financial reporting as described below. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our Chief Executive Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our Chief Executive Officer, concluded that, as of December 31, 2023, our internal control over financial reporting was not effective as of December 31, 2023. We identified the following material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

As of the date of this annual report, our officers and directors are as follows:

Name	Age	Position
Warren Wang	53	Chief Executive Officer
Pengfei Xie	54	Chief Financial Officer
Rodobaldo Duartes	55	Independent Director
Chiang Hsien	62	Independent Director
Lixin Wu	59	Independent Director
Hong Chen	56	Independent Director

Warren Wang, our Chief Executive Officer and Chairman of the Board is a results-driven chief executive officer with over 20 years of experience in financing, listing, and capital operations (including 15 years of working on Wall Street). He is well-versed in the Chinese and American Capital Markets and the practical integration of the globalized industrial chain. Mr. Wang has expertise in managing and planning domestic and overseas corporate financing listing and investment, international merger and acquisition fund collaboration, Sino-US cross-border investment, and mergers & acquisitions. Mr. Wang is also Knowledgeable in finance, advanced technologies, high-end manufacturing, education, environmental protection, and modern service industries. Mr. Wang skillfully applies the capital operation methods including private equity financing (PE), convertible debt financing, domestic and overseas direct listing financing (IPO), backdoor listing (Reverse Mergers), application of VIE in the overseas legal system, SPAC (special purpose Acquisitions and listings), and various methods of company mergers and acquisitions. Mr. Wang graduates from Peking University, with an EMBA degree from Guanghua School of Management. Prior to serving as the CEO of HUDA, Mr. Wang is also CEO and board member of some other private investment management companies, including PX SPAC Capital Inc., PX Capital US Inc. Mr. Wang was also the CEO of SSLJ.com, another NASDAQ-listed public company from 2018-2019. Before that, Mr. Wang worked as a well-known financial advisor at Wall Street IPO Consulting Inc. from 2011 to 2018.

Pengfei Xie, our Chief Financial Officer, also serves as a member of the MIT Sloan School Executive Board (Americas) and a Board member for the Peking University Education Foundation (USA). Mr. Xie, over the past twenty years, has gained extensive experience in financial market analysis and investment advisory services. Mr. Xie started his career as a Fixed Income Analyst at a New York-based hedge fund in 1997. Later in 1999, he joined General Motors Asset Management Corp. as an Analyst and was later promoted to the Fund Manager position with the responsibility of overseeing and managing the company’s Global Portable Alpha Fund and the Multi-Sector Bond Fund. From 2006 to 2009, Mr. Xie served as Senior Analyst focusing on Credit and Fixed Income strategies and later as the Head of Relative Value and a member of the Investment Committee of EIM Management (USA). In April 2009, Mr. Xie became the Managing Director of Investments of EIM and later in 2012 joined the Advisory Board of EIM. Since August 2012 till now, Mr. Xie has been serving as the Managing Member and Chief Investment Officer of PX Global Advisors, LLC, an investment advisory firm founded by him. Mr. Xie’s representative investment portfolio includes Elroy Air Inc., Peloton Interactive, Inc., and Afterpay Limited. Mr. Xie holds a Master of Business Administration degree from the Massachusetts Institute of Technology and a Bachelor of Science from Peking University.

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

Hong Chen, an independent director, was a member of the first graduating class of Guanghua School of Management’s MBA program, Peking University. Mr. Chen is also an apprentice to Professor Cao Fengqi, a well-known Chinese financial expert. Mr. Chen has held key positions in many technology and investment companies, where he accumulated extensive experience in corporate management and investment experience in capital markets in Hong Kong and mainland China. Mr. Chen has been the chairman at Grand Cartel Securities Co., Ltd since 2014. Prior to that, Mr. Chen served as the chairman of China Internet Education Group from 2008 to 2014. He held the position of Chief Executive Officer at Peking University Business Network from 2002 to 2008 and at Shenzhen Chenrun Investment Company from 1998 to 2002. In the past two decades, he has led and participated in dozens of Chinese companies’ listings and capital operations in Hong Kong. The value of his mergers and acquisitions has been over tens of billions of RMB yuan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of July 18, 2024, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 2,181,088 shares of our common stock, consisting of (i) 98,263 shares of our redeemable common stock, and (ii) 2,082,825 shares of our non-redeemable common stock, issued and outstanding as of July 18, 2024. Voting power represents the combined voting power of shares of redeemable common stock and non-redeemable common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of redeemable common stock and shares of non-redeemable common stock vote together as a single class. Currently, all of the shares of non-redeemable common stock are convertible into redeemable common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Approximate Percentage of Outstanding Common Stock
Warren Wang	—	—
Pengfei Xie (3)	—	—
Rodobaldo Duartes	—	—
Chiang Hsien	—	—
Lixin Wu	—	—
All executive officers and directors as a group (5 individuals)	—	—
Hudson SPAC Holding, LLC (3)	2,082,825	95.49%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Hudson Acquisition I Corp., 19 West 44th Street, Suite 1001, New York, New York 10036.

(2)	Interests shown consist of founder shares and Private Placement Units.

(3)	Our sponsor is the record holder of such shares. Mr. Pengfei Xie, our Chief Financial Officer, is the General Partner of the sole member of our sponsor, and as such, has voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor. None of our officers and directors (or trusts for the benefit of their family members) holds any direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

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

In connection with the approval of the extension amendment proposal, on July 18, 2023, the Sponsor entered into a non-interest bearing, unsecured promissory note issued by the Company in favor of the Sponsor (the “Extension Note”), providing for loans up to the aggregate principal amount of $720,000. On July 24, 2023, pursuant to the Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment, $80,000 was deposited into the Trust Account for a one-month extension. $80,000 will be deposited into the Trust Account each month the Company determines to extend the date by which it must consummate an Initial Business Combination. If the Company elects to extend such date until April 18, 2024, an aggregate deposit of $720,000 of the proceeds of the Extension Note will be made into the Trust Account. The Extension Note bears no interest and all unpaid principal under the Extension Note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination or (ii) the date of the liquidation of the Company. On July 21, 2023, the Company made a draw of $80,000 for extension payment purposes. On October 26, 2023, the Company made a draw of $160,000 for extension payment purposes. As of December 31, 2023, there was $240,000 outstanding on the Extension Note.

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

Commencing on October 14, 2022, the Company has agreed to pay the Sponsor or its affiliate a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees. For the year ended December 31, 2023, the Company incurred $240,000 on administrative support fees.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On May 16, 2024, the audit committee approved the dismissal of UHY LLP (“UHY”) and appointed WWC, P.C. (“WWC”) as the Company’s independent registered public accounting firm for the years ended December 31, 2023 and 2022. The following is a summary of fees paid to WWC for services rendered.

Audit Fees. For the years ended December 31, 2023 and 2022, fees were approximately $36,000 for the audits of our December 31, 2023 and 2022 financial statements included in this annual report.

Audit-Related Fees. For the years ended December 31, 2023 and 2022, WWC did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the years ended December 31, 2023 and 2022, WWC did not render tax compliance, tax advice or tax planning services.

All Other Fees. For the years ended December 31, 2023 and 2022, WWC did not render any services to us other than those set forth above.

UHY served as the Company’s independent registered public accounting firm for the year ended December 31, 2022 and for the March 31, 2024, June 30, 2024, and September 2023 quarterly reviews. The following is a summary of fees paid to UHY for services rendered.

Audit Fees. For the year ended December 31, 2022, fees were approximately $198,790 for the audit of our December 31, 2022 financial statements. Fees were approximately $188,000 for the Quarterly Reports on Form 10-Q for the respective periods described above during the year ended December 31, 2023.

Audit-Related Fees. For the years ended December 31, 2023 and 2022, UHY did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the years ended December 31, 2023 and 2022, UHY did not render tax compliance, tax advice or tax planning services.

All Other Fees. For the years ended December 31, 2023 and 2022, UHY did not render any services to us other than those set forth above.

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation, dated January 13, 2021
3.2*	Amended and Restated Certificate of Incorporation, dated May 5, 2021
3.3*	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation, dated July 8, 2024
3.4*	Bylaws
4.1*	Hudson Acquisition I Corp. Description of Securities
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officers Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON ACQUISITION I CORP.

Date: July 23, 2024	By:	/s/ Warren Wang
Warren Wang
Chief Executive Officer (Principal Executive Officer)

Date: July 23, 2024	By:	/s/ Pengfei Xie
Pengfei Xie
Chief Financial Officer (Principal Financial and Accounting Officer)

HUDSON ACQUISITION I CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of Hudson Acquisition I Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Acquisition I Corp. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for the year ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

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

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since 2024.

San Mateo, California

July 23, 2024

HUDSON ACQUISITION I CORP.

BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$11,700	$138,917
Prepaid expenses and other current assets	11,748	194,091
Total current assets	23,448	333,008

Marketable securities held in Trust Account	26,036,953	69,987,957
Total assets	$26,060,401	$70,320,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$601,469	$60,019
Franchise tax payable	68,308	83,623
Income tax payable	764,000	118,000
Excise tax payable	461,700	-
Related party payables	-	27,645
Note payable - related party	643,708	-
Total current liabilities	2,539,185	289,287
Deferred underwriting commissions	2,723,060	2,723,060
Total liabilities	5,262,245	3,012,347

Commitments and Contingencies (Note 5)
Common stock subject to possible redemption, 2,417,331 and 6,845,300 shares at redemption value of $10.56 and $10.19 per share as of December 31, 2023 and 2022, respectively	25,526,944	69,786,334

Stockholders’ deficit:
Common stock, par value $0.0001, 200,000,000 shares authorized; 2,082,825 shares issued and outstanding as of December 31, 2023 and 2022, respectively	209	209
Additional paid-in capital	-	-
Accumulated deficit	(4,728,997)	(2,477,925)
Total stockholders’ deficit	(4,728,788)	(2,477,716)
Total liabilities, redeemable common stock and stockholders’ deficit	$26,060,401	$70,320,965

The accompanying notes are an integral part of these audited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022

Operating expenses:
General and administrative	$1,309,549	$358,821
Franchise tax expense	200,000	$65,828
Loss from operations	(1,509,549)	(424,649)

Other income:
Interest earned on marketable securities held in Trust Account	2,276,593	508,162
Interest earned on cash account	177	-
Other income, net	2,276,770	508,162

Income before income taxes	767,221	83,513
Provision for income taxes	(646,000)	(118,000)

Net income (loss)	$121,221	$(34,487)

Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	4,807,221	1,399,621
Basic and diluted net income per share, redeemable shares subject to redemption	$0.14	$3.70

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	2,082,825	1,799,397
Basic and diluted net loss per share, non-redeemable shares	$(0.26)	$(2.90)

The accompanying notes are an integral part of these audited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2023	2,082,825	$209	$-	$(2,477,925)	$(2,477,716)
Accretion of common stock subject to redemption value	-	-	-	(1,910,593)	(1,910,593)
Net income	-	-	-	121,221	121,221
Excise tax payable	-	-	-	(461,700)	(461,700)
Balance at December 31, 2023	2,082,825	209	-	(4,728,997)	(4,728,788)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	(Deficit) Equity

Balance, January 1, 2022	1,725,000	$173	$24,827	$(20,758)	$4,242
Sale of common stock and over-allotment	6,845,300	685	68,452,315	-	68,453,000
Common stock subject to redemption	(6,845,300)	(685)	(65,183,684)	-	(65,184,369)
Sale of shares to Sponsor in Private Placement	371,500	37	3,714,963	-	3,715,000
Offering costs	-	-	(737,117)		(737,117)
Issuance of representative shares	-	-	(327,205)		(327,205)
Sale of Unit Purchase Option to underwriter	-	-	100	-	100
Underwriters’ compensation	-	-	(3,764,915)	-	(3,764,915)
Allocation of offering costs related to redeemable shares	-	-	4,635,796	-	4,635,796
Forfeiture of founder shares	(13,675)	(1)	1	-	-
Accretion of common stock to redemption value	-	-	(6,815,081)	(2,422,680)	(9,237,761)
Net loss	-	-	-	(34,487)	(34,487)
Balance at December 31, 2022	2,082,825	$209	$-	$(2,477,925)	$(2,477,716)

The accompanying notes are an integral part of these audited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$121,221	$(34,487)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,276,593)	(508,162)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	182,343	(194,092)
Accounts payable and accrued expenses	541,449	57,112
Franchise tax payable	(15,315)	65,828
Income tax payable	646,000	118,000
Related party payables	-	(95,000)
Net cash used in operating activities	$(800,895)	$(590,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash withdrawn from Trust Account for payment to redeeming stockholders	46,169,982
Investment of cash in Trust Account	(240,000)	(69,479,795)
Withdrawal of interest from Trust Account to pay taxes	297,615	-
Net cash provided by (used in) investing activities	$46,227,597	$(69,479,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common stock	(46,169,982)	-
Proceeds from Initial Public Offering	-	58,700,000
Proceeds from sale of Private Placement Units	-	2,900,000
Proceeds from over-allotment	-	8,283,940
Proceeds from sale of Private Placement Units related to over-allotment	-	315,000
Proceeds from sale of Unit Purchase Option	-	100
Proceeds of notes payable - related party	616,063	200,000
Payment of offering costs	-	(357,880)
Net cash (used in) provided by financing activities	$(45,553,919)	$70,041,160

NET CHANGE IN CASH	(127,217)	(29,436)
Cash - Beginning of period	138,917	168,353
Cash - End of period	$11,700	$138,917

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for Delaware franchise taxes	$215,315	$-

Non-cash investing and financing activities:
Excise tax payable	$461,700	$-
Deferred underwriting fees, including representative shares	$-	$2,723,060
Accretion of common stock subject to possible redemption	$1,910,593	$9,237,761
Forfeiture of founder shares	$-	$(1)
Payments made by Sponsor on behalf of the Company	$-	$5,000
Notes payable - related party applied towards Private Placement	$-	$500,000

The accompanying notes are an integral part of these audited financial statements.

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS

Hudson Acquisition I Corp. (“Hudson” or the “Company”) was incorporated in the State of Delaware on January 13, 2021. The Company’s business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company has selected December 31 as its fiscal year end.

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Hudson Acquisition I Corp.

As of December 31, 2023, the Company had not commenced core operations. All activity for the period from January 13, 2021 (inception) through December 31, 2023 relates to the Company’s formation and raising funds through the initial public offering (“Initial Public Offering”), which is described below, and efforts in identifying a target to consummate an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

No compensation of any kind (including finder’s, consulting or other similar fees) will be paid to any of the Company’s existing officers, directors, stockholders, or any of their affiliates, prior to, or for any services they render in order to effectuate, the consummation of the Initial Business Combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on the Company’s behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. Since the role of present management after the Initial Business Combination is uncertain, the Company has no ability to determine what remuneration, if any, will be paid to those persons after the Initial Business Combination.

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

The allocation of the net proceeds available to the Company outside of the Trust Account, along with the interest earned on the funds held in the Trust Account available to pay for income and other tax liabilities, represents the best estimate of the intended uses of these funds. In the event that the assumptions prove to be inaccurate, the Company may reallocate some of such proceeds within the above-described categories. If the estimate of the costs of undertaking due diligence and negotiating the Initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to the Company from the Trust Account is insufficient as a result of the volatile interest rate environment, the Company may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, the Company could seek such additional capital through loans or additional investments from the Sponsor or third parties. The Sponsor has agreed to loan the Company up to an aggregate of $1,000,000 to be used for working capital purposes pursuant to a Promissory Note. As of December 31, 2023, the Company had $403,708 in borrowings under the Promissory Note (see Note 4). If the Company is unable to obtain the necessary funds, it may be forced to cease searching for a target business and liquidate without completing the Initial Business Combination.

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

Extension Amendment

On July 17, 2023, the Company held the Special Meeting. On June 28, 2023, the record date for the Special Meeting, there were 8,928,125 shares of common stock outstanding, in which 8,556,625 were entitled to vote at the Special Meeting, approximately 84% of which were represented in person or by proxy at the Special Meeting. The stockholders approved the proposal to amend the Company’s Certificate of Incorporation to give the Company the option to extend the date by which the Company must effect a Business Combination beyond July 18, 2023 up to nine (9) times for an additional (1) month each time to April 18, 2024 upon the deposit into the Trust Account of $80,000 for each calendar month. This amendment increased the time the Company has to consummate an Initial Business Combination from the original maximum amount of 15 months to 18 months from the Initial Public Offering date. In connection with the votes to approve the proposals above, the holders of 4,427,969 shares of common stock of the Company properly exercised their right to redeem their shares for approximately $10.43 per share, leaving approximately $25 million in the Trust Account.

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

On April 17, 2024, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware. The Certificate of Amendment amends the Certificate of Incorporation to (i) give the Company the option to extend the date by which the Company must effect a Business Combination beyond April 18, 2024, up to nine (9) times for an additional (1) month each time to January 18, 2025, upon the deposit into the Trust Account of $25,000 for each calendar month and (ii) to remove the geographic limitations for a Business Combination., which requires the deletion of Section J of the Sixth Article in the Charter: “J. At no time, the Corporation shall undertake a Business Combination with any entity being based in or having the majority of its operations in China (including Hong Kong and Macau).” In connection with the vote to approve the Extension Amendment, the holders of 2,315,868 shares of Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $11.10 per share, for an aggregate redemption amount of $25,712,132. Following such redemptions, 101,463 Public Shares remained outstanding.

On July 10, 2024, the Company filed a Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The Certificate of Amendment amends the Certificate of Incorporation to (i) give the Company the option to extend the date by which the Company must effect a Business Combination beyond January 18, 2025, up to nine (9) times for an additional (1) month each time to October 18, 2025, and will no longer require monthly deposits into the Trust Account as of July 5, 2024.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, Russia-Ukraine war, and the Middle East geopolitical tension on the economy and the capital markets and has concluded that, while it is reasonably possible that such events could have negative effects on the Company’s financial position and outlook for an Initial Business Combination, the specific impacts are not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Liquidity and Capital Resources

As of December 31, 2023, the Company had $11,700 in its operating bank account and a working capital deficit of $1,221,729, which excludes franchise tax payable, income tax payable, and excise tax payable. The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 18, 2025 (see Note 10), assuming the monthly extension requirements are satisfied, to consummate a Business Combination. The Company is able to extend the date by which an Initial Business Combination must be consummated beyond July 18, 2023 up to nine times for an additional one month each time to April 18, 2024 upon the deposit into the Trust Account of $80,000 each calendar month. The Company is able to extend the date by which an Initial Business Combination must be consummated beyond April 18, 2024 up to an additional nine times for an additional one month each time to January 18, 2025 upon the deposit into the Trust Account of $25,000 each calendar month, with monthly payments ceasing on July 5, 2024. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Combination Period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Marketable Securities Held in Trust Account

The Company classifies its Marketable Securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities is included in interest earned on investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

As of December 31, 2023 and 2022, the common stock subject to possible redemption reflected on the balance sheet is reflected in the following table:

Gross proceeds	$68,453,000
Less:
Fair value of Public Rights at issuance	(3,268,631)
Common stock issuance costs	(4,635,796)
Fair value of Public Shares	60,548,573
Add:
Accretion of carrying value to redemption value	8,931,222
Common stock subject to redemption upon Initial Public Offering and Overallotment Offering	$69,479,795
Add:
Subsequent accretion of carrying value to redemption value	306,539
Common stock subject to possible redemption, December 31, 2022	$69,786,334
Less:
Redemption of common stock in connection with Trust extension	(46,169,983)
Add:
Accretion of carrying value to redemption value	1,910,593
Common stock subject to possible redemption, December 31, 2023	$25,526,944

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Share of Common Stock

The Company has two outstanding classes of shares, which are referred to as redeemable common stock and non-redeemable common stock. Earnings and losses are shared pro rata between the two classes of stock. The 6,845,300 redeemable shares of common stock for which the outstanding Public Rights are exercisable were excluded from diluted earnings and losses per share for the years ended December 31, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of shares.

For the Year Ended December 31, 2023

Net income	$121,221
Accretion of carrying value to redemption value	(1,910,593)
Net loss including accretion of temporary equity to redemption value	$(1,789,372)

	Common Shares Subject to Redemption	Non- redeemable Common Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(1,248,454)	$(540,918)
Accretion of temporary equity to redemption value	1,910,593	—
Allocation of net income (loss)	$662,139	$(540,918)

Denominator:
Weighted-average shares outstanding	4,807,221	2,082,825
Basic and diluted net income (loss) per share	$0.14	$(0.26)

For the Year Ended December 31, 2022

Net loss	$(34,487)
Accretion of interest earned on Trust Account	(306,539)
Accretion of temporary equity to redemption value after deduction of tax expenses	(8,931,222)
Net loss including accretion of temporary equity to redemption value	$(9,272,248)

	Common Shares Subject to Redemption	Non- redeemable Common Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(4,056,755)	$(5,215,493)
Accretion of interest earned on Trust Account	306,539	—
Accretion of temporary equity to redemption value	8,931,222	—
Allocation of net income (loss)	$5,181,006	$(5,215,493)

Denominator:
Weighted-average shares outstanding	1,399,621	1,799,397
Basic and diluted net income (loss) per share	$3.70	$(2.90)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

Recent Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company does not expect the adoption of this ASU would have a material effect on the Company’s financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of this ASU would have a material effect on the Company’s financial statements.

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

NOTE 4 — RELATED PARTY TRANSACTIONS

The Company’s related parties are its sponsor, Hudson SPAC Holding LLC and Pengfei Xie, the Company’s founder and Chief Financial Officer.

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor should have purchased a total of 340,000 units (the “Initial Private Placement Units”) at a price of $10.00 per the Initial Private Placement Unit (the “Private Placement”). (see Note 3).

Related Party Payables

For the years ended December 31, 2023 and 2022, the Company’s founders paid expenses on behalf of the Company totaling $152,063 and $5,000, respectively. During the year ended December 31, 2023, a total of $101,708 was transferred from related party payables to promissory note – related party. A total of $0 and $27,645 remains payable on related party payables as of December 31, 2023 and 2022, respectively. The payables bear no interest and have no specified repayment terms.

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

On July 20, 2023, the Company and the Sponsor amended and restated the promissory note, dated as of April 5, 2021, providing for loans up to $1,000,000 in the aggregate. The promissory note bears no interest and all unpaid principal under the promissory note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination or (ii) the date of the liquidation of the Company. At the election of the Sponsor, up to $1.0 million of the loans under the promissory note may be settled in Units at a conversion rate of $10.00 per Unit, with each private unit comprised of one share of common stock of the Company and one right to one-fifth of a share of the Company’s common stock. During the year ended December 31, 2023, the Company made draws of $403,708.

In connection with the approval of the extension amendment proposal, on July 18, 2023, the Sponsor entered into a non-interest bearing, unsecured promissory note issued by the Company in favor of the Sponsor (the “Extension Note”), providing for loans up to the aggregate principal amount of $720,000. On July 24, 2023, pursuant to the Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment, $80,000 was deposited into the Trust Account for a one-month extension. $80,000 will be deposited into the Trust Account each month the Company determines to extend the date by which it must consummate an Initial Business Combination. The Company has elected to extend such date until April 18, 2024, and an aggregate deposit of $720,000 of the proceeds of the Extension Note will be made into the Trust Account. The Extension Note bears no interest and all unpaid principal under the Extension Note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination or (ii) the date of the liquidation of the Company. During the year ended December 31, 2023, the Company made draws of $240,000 for extension payment purposes.

As of December 31, 2023 and 2022, there was $643,708 and $0, respectively, outstanding balance on the Note payable–related party.

Administrative Support Agreement

Commencing on October 14, 2022, the Company has agreed to pay the Sponsor or its affiliate a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the years ended December 31, 2023 and 2022, the Company incurred $240,000 and $50,000, respectively, on administrative support fees.

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

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.20 per Unit, or $1,369,060 and were paid offering expenses of $100,000 upon closing of the Initial Public Offering including the overallotment. As of December 31, 2023 and 2022, the Company had recorded deferred underwriting commissions of $2,723,060 payable only upon completion of the Initial Business Combination, which consisted of commissions and representative shares issuable in connection with the Initial Public Offering. The Company agreed to issue to the underwriter at the closing of the Initial Public Offering up to 136,906 representative shares (“Representative Shares”), due to the partial exercise of the over-allotment, which will be issued upon the completion of the Initial Business Combination. The representative shares had an initial fair value of $327,205.

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

As a result, subject to certain rules, the Excise Tax will apply to any redemption by a U.S.-domiciled SPAC taking place after December 31, 2022, including redemptions (i) by shareholders in connection with the SPAC’s Initial Business Combination or a proxy vote to extend the lifespan of the SPAC, (ii) by SPACs if the SPAC does not complete a de-SPAC transaction within the required time set forth in its constituent documents, or (iii) in connection with the wind-up and liquidation of the SPAC. The financial responsibility for such Excise Tax resides with the Company and the Sponsor. This amount of 1% has been included in the accompanying financial statements.

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s fiscal 2023 income tax provision as there were redemptions by the public stockholders in July 2023; as a result, the Company recorded $461,700 excise tax liability as of December 31, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

Rights

Except in cases where the Company is not the surviving company in the Initial Business Combination, each holder of a public right will automatically receive one-fifth (1/5) of a share of common stock upon consummation of the Initial Business Combination. In the event the Company will not be the surviving company upon completion of the Initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-fifth (1/5) of a share underlying each right upon consummation of the Initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As a result, holders of Rights must hold such Rights in multiples of 5 in order to receive shares for all of the holder’s rights upon closing of an Initial Business Combination. If the Company is unable to complete an Initial Business Combination within the required time period and redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

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

The Company is subject to franchise tax filing requirements in the State of Delaware.

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2023	2022

Organizational costs/start-up expenses	$524,000	$100,000
Valuation allowance	(524,000)	(100,000)
Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following:

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Federal
Current	$432,000	$89,000
Deferred	(524,000)	(100,000)
State
Current	214,000	29,000
Deferred	—	—
Change in valuation allowance	524,000	100,000
Income tax provision	$646,000	$118,000

As of December 31, 2023 and 2022, the Company had a total of approximately $0 and $21,000, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2023 and 2022, the change in the valuation allowance was $524,000 and $100,000, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State income tax rate	10.4%	6.9%

Change in valuation allowance	52.8%	113.4%
Income tax provision	84.2%	141.3%

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2023
	Level	Amount
Assets:
U.S. Treasury Securities	1	$26,036,953

	December 31, 2022
	Level	Amount
Assets:
U.S. Treasury Securities	1	$69,987,957

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various Levels during the years ended December 31, 2023 and 2022.

NOTE 10 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are available to be issued. Other than below, there are no subsequent events identified that would require disclosure in the financial statements.

On January 30, 2024, the Company was informed by its Sponsor that, due to factors unrelated to the Company’s operations, the Sponsor could not facilitate the drawdown of funds under the Extension Note issued for purposes of meeting the Company’s monthly contribution to the Trust Account. Therefore the Company did not make the monthly payment to the Trust Account since the last payment on October 26, 2023. The Company’s Sponsor confirmed its intention to continue its commitment under the promissory note, and will make the payment as soon as practicable.

On February 22, 2024, Nasdaq notified the Company it had not paid its required listing fees. As of the date of this report, the Company has paid these fees and the matter has been closed.

On March 12, 2024, Jiang Hui resigned from his positions as Chief Executive Officer and Chairman of the Board of the Company. Jiang Hui’s departure was unrelated to any disagreements with the Company’s operations, policies, or practices. On March 12, 2024, the Company appointed Warren Wang as its Chief Executive Officer and Chairman of the Board.

On March 20, 2024, the Board elected Mr. Hong Chen as an independent member of the Board and approved the board member agreement with Mr. Chen.

On April 17, 2024, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware. The Certificate of Amendment amends the Certificate of Incorporation to (i) give the Company the option to extend the date by which the Company must effect a Business Combination beyond April 18, 2024, up to nine (9) times for an additional (1) month each time to January 18, 2025, upon the deposit into the Trust Account of $25,000 for each calendar month and (ii) to remove the geographic limitations for a Business Combination., which requires the deletion of Section J of the Sixth Article in the Charter: “J. At no time, the Corporation shall undertake a Business Combination with any entity being based in or having the majority of its operations in China (including Hong Kong and Macau).” In connection with the vote to approve the Extension Amendment, the holders of 2,315,868 shares of Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $11.10 per share, for an aggregate redemption amount of $25,712,132. Following such redemptions, 101,463 Public Shares remained outstanding.

On July 10, 2024, the Company filed a Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The Certificate of Amendment amends the Certificate of Incorporation to (i) give the Company the option to extend the date by which the Company must effect a Business Combination beyond January 18, 2025, up to nine (9) times for an additional (1) month each time to October 18, 2025, and will no longer require monthly deposits into the Trust Account as of July 5, 2024.