Form 10-Q
period 2024-03-31
Hudson Acquisition I Corp.
filed 2024-08-02
CIK 1853047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

(347) 410-4710

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

As of August 2, 2024, there were 2,181,088 shares of common stock, par value $0.0001 per share of the registrant issued and outstanding.

HUDSON ACQUISITION I CORP.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

HUDSON ACQUISITION I CORP.

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$12,604	$11,700
Prepaid expenses and other current assets	5,000	11,748
Total current assets	17,604	23,448

Marketable securities held in Trust Account	26,235,157	26,036,953
Total assets	$26,252,761	$26,060,401

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$544,833	$601,469
Due to related party	60,000	-
Franchise tax payable	118,308	68,308
Income tax payable	855,000	764,000
Excise tax payable	461,700	461,700
Note payable - related party	774,208	643,708
Total current liabilities	2,814,049	2,539,185
Deferred underwriting commissions	2,723,060	2,723,060
Total liabilities	5,537,109	5,262,245

Commitments and Contingencies (Note 5)
Common stock subject to possible redemption, 2,417,331 shares at redemption value of $10.74 and $10.56 per share as of March 31, 2024 and December 31, 2023, respectively	25,966,604	25,526,944

Stockholders' deficit:
Common stock, par value $0.0001, 200,000,000 shares authorized; 2,082,825 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	209	209
Additional paid-in capital	-	-
Accumulated deficit	(5,251,161)	(4,728,997)
Total stockholders' deficit	(5,250,952)	(4,728,788)
Total liabilities, redeemable common stock and stockholders' deficit	$26,252,761	$26,060,401

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended,	For the Three Months Ended,
	March 31, 2024	March 31, 2023
Operating expenses:
General and administrative	$282,344	$211,919
Franchise tax expense	50,000	50,000
Loss from operations	(332,344)	(261,919)

Other income:
Interest earned on marketable securities held in Trust Account	340,660	746,698
Interest earned on cash account	180	-
Other income, net	340,840	746,698

Income before income taxes	8,496	484,779
Provision for income taxes	(91,000)	(194,000)

Net (loss) income	$(82,504)	$290,779

Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	2,417,331	6,845,300
Basic and diluted net income per share, redeemable shares subject to redemption	$0.07	$0.05

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares (1)	2,082,825	2,082,825
Basic and diluted net loss per share, non-redeemable shares	$(0.12)	$(0.02)

(1)	The non-redeemable weighted average common shares outstanding were retroactively adjusted to account for 13,675 founder shares forfeited in connection with the partial exercise of the over-allotment.

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2024	2,082,825	$209	$(0)	$(4,728,997)	$(4,728,788)
Accretion of common stock subject to possible redemption	-	-	-	(439,660)	(439,660)
Net loss	-	-	-	(82,504)	(82,504)
Balance, March 31, 2024	2,082,825	209	(0)	(5,251,161)	(5,250,952)

					Total
	Common Stock		Additional		Stockholder's
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance, January 1, 2023	2,082,825	$209	$-	$(2,477,925)	$(2,477,716)
Accretion of common stock to redemption value	-	-	-	(502,699)	(502,699)
Net income	-	-	-	290,779	290,779
Balance, March 31, 2023	2,082,825	209	-	(2,689,845)	(2,689,636)

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended,	For the Three Months Ended,
	March 31, 2024	March 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(82,504)	$290,779
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Expenses paid on behalf of the Company by related parties	-	-
Interest earned on marketable securities held in Trust Account	(340,660)	(746,698)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,748	49,949
Accounts payable and accrued expenses	(56,636)	59,138
Due to related party	60,000	-
Franchise tax payable	50,000	50,000
Income tax payable	91,000	194,000
Net cash used in operating activities	$(272,052)	$(102,832)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment of cash in Trust Account	(80,000)	-
Withdrawal of interest from Trust Account to pay taxes	222,456	-
Net cash provided by investing activities	$142,456	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of notes payable - related party	130,500	-
Net cash provided by financing activities	$130,500	$-

NET CHANGE IN CASH	904	(102,832)
Cash - Beginning of period	11,700	138,917
Cash - End of period	$12,604	$36,085

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accretion of common stock subject to possible redemption	$439,660	$502,699

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2024

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

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Hudson Acquisition I Corp.

As of March 31, 2024, the Company had not commenced core operations. All activity for the period from January 13, 2021 (inception) through March 31, 2024 relates to the Company’s formation and raising funds through the initial public offering (“Initial Public Offering”), which is described below, and efforts in identifying a target to consummate an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The allocation of the net proceeds available to the Company outside of the Trust Account, along with the interest earned on the funds held in the Trust Account available to pay for income and other tax liabilities, represents the best estimate of the intended uses of these funds. In the event that the assumptions prove to be inaccurate, the Company may reallocate some of such proceeds within the above-described categories. If the estimate of the costs of undertaking due diligence and negotiating the Initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to the Company from the Trust Account is insufficient as a result of the volatile interest rate environment, the Company may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, the Company could seek such additional capital through loans or additional investments from the Sponsor or third parties. The Sponsor has agreed to loan the Company up to an aggregate of $1,000,000 to be used for working capital purposes pursuant to a Promissory Note. As of March 31, 2024, the Company had $534,208 in borrowings under the Promissory Note (see Note 4). If the Company is unable to obtain the necessary funds, the Company may be forced to cease searching for a target business and liquidate without completing the Initial Business Combination.

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

On July 10, 2024, the Company filed a Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The Certificate of Amendment amends the Certificate of Incorporation to (i) give the Company the option to extend the date by which the Company must effect a Business Combination beyond January 18, 2025, up to nine (9) times for an additional (1) month each time to October 18, 2025, and will no longer require monthly deposits into the Trust Account as of July 5, 2024 (See Note 9).

Liquidity and Capital Resources

As of March 31, 2024, the Company had $12,604 in its operating bank account and a working capital deficit of $1,361,437, which excludes franchise tax payable, income tax payable, and excise tax payable. The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 18, 2025 (see Note 9), assuming the monthly extension requirements are satisfied, to consummate a Business Combination (the “Combination Period”). The Company is able to extend the date by which an Initial Business Combination must be consummated beyond July 18, 2023 up to nine times for an additional one month each time to April 18, 2024 upon the deposit into the Trust Account of $80,000 each calendar month. The Company is able to extend the date by which an Initial Business Combination must be consummated beyond April 18, 2024 up to an additional nine times for an additional one month each time to January 18, 2025 upon the deposit into the Trust Account of $25,000 each calendar month. The Company is able to extend the date by which an Initial Business Combination must be consummated beyond January 18, 2025, up to an additional nine times for an additional one month each time to October 18, 2025, with extension payments ending on July 5, 2024. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by October 18, 2025, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the SEC on July 23, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

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

As of March 31, 2024 and December 31, 2023, the common stock subject to possible redemption reflected on the condensed balance sheet is reflected in the following table:

Common stock subject to possible redemption, December 31, 2022	$69,786,334
Less:
Redemption of common stock in connection with Trust Extension	(46,169,982)
Add:
Accretion of carrying value to redemption value	1,910,592
Common stock subject to possible redemption, December 31, 2023	$25,526,944
Add:
Accretion of carrying value to redemption value	439,660
Common stock subject to possible redemption, March 31, 2024	$25,966,604

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net (Loss) Income per Share of Common Stock

The Company has two outstanding classes of shares, which are referred to as redeemable common stock and non-redeemable common stock. Earnings and losses are shared pro rata between the two classes of stock. The 2,417,331 redeemable shares of common stock for which the outstanding Public Rights are exercisable were excluded from diluted earnings and losses per share for the three months ended March 31, 2024 and 2023 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of shares.

For the Three Months Ended March 31, 2024

Net loss	$(82,504)
Accretion of interest earned on Trust Account, after deduction of franchise tax and income tax expense	(439,660)
Net loss including accretion of temporary equity to redemption value	$(522,164)

	Common Shares Subject to Redemption	Non-redeemable Common Shares
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(280,489)	$(241,675)
Accretion of temporary equity to redemption value	439,660	-
Allocation of net income (loss)	$159,171	$(241,675)

Denominator:
Weighted-average shares outstanding	2,417,331	2,082,825
Basic and diluted net income (loss) per share	$0.07	$(0.12)

For the Three Months Ended March 31, 2023

Net income	$290,779
Accretion of interest earned on Trust Account, after deduction of franchise tax and income tax expense	(502,699)
Net loss including accretion of temporary equity to redemption value	$(211,920)

	Common Shares Subject to Redemption	Non-redeemable Common Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(162,482)	$(49,438)
Accretion of temporary equity to redemption value	502,699	-
Allocation of net income (loss)	$340,217	$(49,438)

Denominator:
Weighted-average shares outstanding	6,845,300	2,082,825
Basic and diluted net income (loss) per share	$0.05	$(0.02)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2024, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Representative Shares

The Company agreed to issue to the underwriter at the closing of the Initial Public Offering up to 136,906 representative shares (“Representative Shares”), due to the partial exercise of the over-allotment, which will be issued upon the completion of the Initial Business Combination. The representative shares had an initial fair value of $327,205 and is included as deferred underwriting commissions in the accompanying balance sheets.

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

On July 20, 2023, the Company and the Sponsor amended and restated the promissory note, dated as of April 5, 2021, providing for loans up to $1,000,000 in the aggregate. The promissory note bears no interest and all unpaid principal under the promissory note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination or (ii) the date of the liquidation of the Company. At the election of the Sponsor, up to $1.0 million of the loans under the promissory note may be settled in Units at a conversion rate of $10.00 per Unit, with each private unit comprised of one share of common stock of the Company and one right to one-fifth of a share of the Company’s common stock. As of March 31, 2024 and December 31, 2023, $534,208 and $403,708, respectively, was outstanding under the promissory note.

In connection with the approval of the extension amendment proposal, on July 18, 2023, the Sponsor entered into a non-interest bearing, unsecured promissory note issued by the Company in favor of the Sponsor (the “Extension Note”), providing for loans up to the aggregate principal amount of $720,000. On July 24, 2023, pursuant to the Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment, $80,000 was deposited into the Trust Account for a one-month extension. $80,000 will be deposited into the Trust Account each month the Company determines to extend the date by which it must consummate an Initial Business Combination. The Company elected to extend such date until April 18, 2024, therefore, an aggregate deposit of $720,000 of the proceeds of the Extension Note will be made into the Trust Account. The Extension Note bears no interest and all unpaid principal under the Extension Note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination or (ii) the date of the liquidation of the Company. As of March 31, 2024 and December 31, 2023, there was $240,000, respectively, outstanding under the Extension Note.

Administrative Support Agreement

Commencing on October 14, 2022, the Company has agreed to pay the Sponsor or its affiliate a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2024 and 2023, the Company incurred $60,000 and $60,000, respectively, on administrative support fees.

Due to Related Party

In January 2024, the Company entered into an agreement in which the Company will pay $60,000 to a consulting company, owned by the Company’s current CEO, Mr. Warren Wang, for a two-month advisory service that was incurred during the three months ended March 31, 2024. The consulting fees remain outstanding as of March 31, 2024, and are presented as due to related party in the accompanying balance sheet.

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

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.20 per Unit, or $1,369,060 and were paid offering expenses of $100,000 upon closing of the Initial Public Offering including the overallotment. As of March 31, 2024 and December 31, 2023, the Company had recorded deferred underwriting commissions of $2,723,060 payable only upon completion of the Initial Business Combination, which consisted of commissions and representative shares issuable in connection with the Initial Public Offering. The Company agreed to issue to the underwriter at the closing of the Initial Public Offering up to 136,906 representative shares, due to the partial exercise of the over-allotment, which will be issued upon the completion of the Initial Business Combination. The representative shares had an initial fair value of $327,205.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s accompanying financial statements as there were redemptions by the public stockholders in July 2023; as a result, the Company recorded $461,700 excise tax liability as of March 31, 2024 and December 31, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Unit Purchase Option

At the closing of the Initial Public Offering, the Company sold to the underwriter, for an aggregate of $100, an option (the “UPO”) to purchase 57,500 Units, including over-allotment. The over-allotment option was not exercised in full on October 21, 2022, therefore, the UPO was reduced pro-rata to 57,044 Units, and had a fair value of $25,099. The UPO will be exercisable at any time, in whole or in part, between the close of the business combination and fifth anniversary of the date of the Initial Public Offering at a price per Unit equal to $11.50 (or 115% of the public unit offering price). The Company accounts for the Unit Purchase Option, inclusive of the receipt of $100 cash payment, as an offering cost of the Initial Public Offering resulting in a charge directly to stockholders’ deficit. The Unit Purchase Option and such units purchased pursuant to the Unit Purchase Option, as well as the common stock underlying such units, the rights included in such units, the shares of common stock that are issuable for the rights included in such units, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to FINRA Rule 5110(e)(1). The Unit Purchase Option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the Unit Purchase Option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the Unit Purchase Option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

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

Founder’s Shares

At inception, January 13, 2021, the Company issued 2,875,000 Founder Shares of common stock for total receivable of approximately of $25,000 received on May 11, 2021. These Founder Shares included up to 375,000 shares of which were subject to forfeiture by the stockholder if the underwriters did not fully exercise their over-allotment option. On December 10, 2021, pursuant to the Underwriter Addendum, the aggregate number of Founder Shares were reduced to 1,725,000. All share and per-share amounts have been retroactively restated to reflect the share surrender. In connection with the partial exercise of the over-allotment option on October 21, 2022, 13,675 Founder Shares were forfeited. The remaining Founder Shares represent 20% of the outstanding shares after the Initial Public Offering. As of March 31, 2024 and December 31, 2023, there were 2,082,825 shares outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities held in Trust Account as of March 31, 2024	$26,235,157	$26,235,157	$-	$-

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities held in Trust Account as of December 31, 2023	$26,036,953	$26,036,953	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from Level 3 assets or liabilities during the three months ended March 31, 2024 and 2023.

NOTE 9 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are available to be issued. Other than below, there are no subsequent events identified that would require disclosure in the financial statements.

Trust Extension

The Company was informed by its Sponsor that, due to factors unrelated to the Company’s operations, the Sponsor could not facilitate the drawdown of funds under the Extension Note issued for purposes of meeting the Company’s monthly contribution to the Trust Account. Therefore, the Company did not make the monthly payment to the Trust Account since the last payment on October 26, 2023. The Company’s Sponsor confirmed its intention to continue its commitment under the promissory note, and will make the payment as soon as practicable.

The delinquent extension payments have been included in the common stock subject to possible redemption figure as of March 31, 2024 to represent the total possible redemption amount shareholders would be entitled to.

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

Nasdaq Compliance

On July 23, 2024, the Company received notice from The NASDAQ Stock Market (“Nasdaq”) that its securities will be delisted from The Nasdaq Global Market. On December 15, 2023, the staff of Nasdaq (the “Staff”) notified the Company that the market value of its listed securities had been below the minimum $50,000,000 required for continued listing as set forth in Listing Rule 5450(b)(2)(A) (the “Rule”) for the previous 30 consecutive trading days.1 Therefore, in accordance with Listing Rule 5810(c)(3)(C), the Company was provided 180 calendar days, or until June 12, 2024, to regain compliance with the Rule. However, the Company did not regain compliance with the Rule.

In addition, based on the Staff’s review of the Company’s Definitive Proxy Statement filed June 24, 2024, the Staff determined that the Company does not comply Listing Rule 5450(b)(2)(A), requiring a minimum 1,100,000 Publicly Held Shares, and Listing Rule 5450(b)(2)(C), requiring a minimum of $15 million Market Value of Publicly Held Shares requirement.

Based on the Company’s equity information as of July 22, 2024, the Company does not comply with the requirement for continued listing on the Nasdaq Capital Market under Listing Rule 5550..

Additionally, the Staff has concerns that the Company may also no longer comply with the minimum 400 Total Holders requirement of Listing Rule 5450(a)(2) due to the substantial number of shareholder redemptions and low number of shares remaining outstanding.

Finally, the Company has failed to timely file its Form 10-K for the year ended December 31, 2023, and its Form 10-Q for the period ended March 31, 2024, as required by Listing Rule 5250(c)(1).

Accordingly, these matters each serve as additional and separate basis for delisting.

Under Listing Rule 5810, a company that fails to comply with the continued listing requirements is normally afforded a compliance period or the ability to submit a plan of compliance in order to be granted time to regain compliance. However, given that the Company fails to comply with multiple continued listing requirements by such significant margins, and that each of these requirements is related to the security’s liquidity necessary to maintain a fair and orderly market, the Staff has determined to apply more stringent criteria pursuant to its discretionary authority set forth in Listing Rule 5101. Accordingly, the Staff has concluded that continued listing is inappropriate and to delist the Company’s securities in order to maintain the quality of and public confidence in the Nasdaq market, to prevent fraudulent and manipulative acts and practices, to promote just and equitable principles of trade, and to protect investors and the public interest.

Accordingly, the Staff has determined that the Company’s securities will be delisted from The Nasdaq Global Market. In that regard, unless the Company requests an appeal of this determination by July 30, 2024, as described below, trading of the Company’s ordinary shares, warrants, and units will be suspended at the opening of business on August 1, 2024, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

 The Company may appeal the Staff’s determination to a Hearings Panel, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. Hearings are typically scheduled to occur approximately 30-45 days after the date of the hearing request. A request for a hearing regarding a delinquent filing will stay the suspension of the Company’s securities only for a period of 15 days from the date of the request.

When the Company requests a hearing, it may also request a stay of the suspension, pending the hearing. The request should include an explanation of why an extended stay is appropriate. A Panel will review the request for an extended stay and notify the Company of its conclusion as soon as is practicable but in any event no later than 15 calendar days following the deadline to request the hearing.

Requests for a hearing and for an extended stay should be submitted electronically through Nasdaq’s Listing Center, and must be received no later than 4:00 Eastern Time on June 30, 2024. If a request is not received by that date and time, trading in the Company’s shares will be suspended on the second business day following the deadline. The request for a hearing should be accompanied by confirmation of a wire transfer of the fee for a hearing. The fee for a hearing is $20,000.

In response to the Nasdaq delisting notice, the Company has taken the following actions:

●	On July 23, 2024, the Company applied to transfer from Nasdaq Global Market to Nasdaq Capital Market.

●	On July 24, 2024, the Company requested a hearing and paid the fee for the hearing.

●	On July 24, 2024, the Company received hearing instructions from Nasdaq, and has secured the hearing date for August 22, 2024.

The Company aims to submit its written submission to Nasdaq by August 2, 2024.

The Company has also confirmed with Nasdaq that, in the event that the Company is delisted, the delisting will not preclude the combined entity (the de-SPAC entity) from receiving initial listing approval for listing on the Nasdaq Stock Market. In fact, the combined entity will be held to the same quantitative initial listing standards irrespective of the listing status of the SPAC as a business combination resulting in a change of control and/or a de-SPAC business combination necessitates initial listing approval.

The Company filed its Form 10-K for the year ended December 31, 2023 on July 23, 2024.

The Company has come up with a series of action plans to regain compliance, and is confident to resolve the delisting issue after the hearing on August 22, 2024.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2024 were organizational activities and those necessary to prepare for our initial public offering and identifying a target for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net loss of $82,504, which consisted of interest earned on marketable securities held in the trust account of $340,660 and interest earned on the operating cash account of $181, offset by general and administrative expenses of $282,344, franchise tax expense of $50,000, and provision for income taxes of $91,000.

For the three months ended March 31, 2023, we had net income of $290,779, which consisted of interest earned on marketable securities held in the trust account of $746,698, offset by general and administrative expenses of $211,919 and franchise tax expense of $50,000.

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

Liquidity and Capital Resources

On October 18, 2022, we consummated our Initial Public Offering of 6,000,000 Units, at a price to the public of $10.00 per Unit, resulting in total gross proceeds of $60,000,000. On October 18, 2022, simultaneously with the consummation of the Initial Public Offering, our Sponsor partially consummated the Private Placement by subscribing to 238,500 units instead of the full Initial Private Placement Units, generating gross proceeds of approximately $2,385,000 instead of the full $3,400,000, part of the proceeds of which were placed in the Trust Account. The Trust Account was nonetheless fully funded.

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

For the three months ended March 31, 2024, net cash used in operating activities was $272,052. Net loss of $82,504 was offset by a non-cash charge for interest earned on marketable securities held in the Trust Account of $340,660. Changes in operating assets and liabilities provided $151,113 of cash from operating activities.

For the three months ended March 31, 2023, net cash used in operating activities was $102,832. Net income of $290,779 consisted of a non-cash charge for interest earned on marketable securities held in the Trust Account of $746,698. Changes in operating assets and liabilities provided $353,087 of cash from operating activities.

As of March 31, 2024, we had cash held in the trust account of $26,235,157. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our Initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2024, we had $12,604 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024.

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

As of March 31, 2024, we had recorded deferred underwriting commissions of $2,723,060 payable only upon completion of our Initial Business Combination, which consisted of deferred underwriting commissions and representative shares (see Note 5).

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

The Company’s significant accounting estimates include, but are not limited to, the valuation allowance for deferred tax assets and estimates and assumptions that affect the fair value of representative shares and unit purchase option.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of March 31, 2024 because the material weaknesses in our internal control over financial reporting as of December 31, 2022 and as described below, continues to exist as of March 31, 2024.

In connection with management’s report on internal controls over financial reporting included in our Annual Report on Form 10-K for the year ended December 31, 2022, management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective as of December 31, 2022. We identified material weaknesses in our internal control over financial reporting, and those material weaknesses were not fully remediated as of March 31, 2024. The following material weaknesses continue to exist in our internal control over financial reporting:

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

HUDSON ACQUISITION I CORP.

Date: August 2, 2024	By:	/s/ Warren Wang
Warren Wang
Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2024	By:	/s/ Pengfei Xie
Pengfei Xie
Chief Financial Officer (Principal Financial and Accounting Officer)