Form 10-Q
period 2024-06-30
Hudson Acquisition I Corp.
filed 2024-08-21
CIK 1853047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 21, 2024, there were 2,181,088 shares of common stock, par value $0.0001 per share of the registrant issued and outstanding.

HUDSON ACQUISITION I CORP.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

HUDSON ACQUISITION I CORP.

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$135,131	$11,700
Prepaid expenses and other current assets	116,002	11,748
Total current assets	251,133	23,448

Marketable securities held in Trust Account	1,190,740	26,036,953
Total assets	$1,441,873	$26,060,401

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$426,602	$601,469
Advance from target company for de-SPAC transaction	1,000,000	-
Franchise tax payable	92,308	68,308
Income tax payable	930,000	764,000
Excise tax payable	718,821	461,700
Note payable - related party	830,811	643,708
Total current liabilities	3,998,542	2,539,185
Deferred underwriting commissions	2,723,060	2,723,060
Total liabilities	6,721,602	5,262,245

Commitments and Contingencies (Note 5)
Common stock subject to possible redemption, 101,463 and 2,417,331 shares at redemption value of $9.68 and $10.56 per share as of June 30, 2024 and December 31, 2023, respectively	981,813	25,526,944

Stockholders’ deficit:

Common stock, par value $0.0001, 200,000,000 shares authorized; 2,082,825 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	209	209
Additional paid-in capital	-	-
Accumulated deficit	(6,261,751)	(4,728,997)
Total stockholders’ deficit	(6,261,542)	(4,728,788)
Total liabilities, redeemable common stock and stockholders’ deficit	$1,441,873	$26,060,401

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Operating expenses:
General and administrative	$187,165	$346,817	$469,509	$558,736
Franchise tax expense (reversal)	(26,000)	50,000	24,000	100,000
Loss from operations	(161,165)	(396,817)	(493,509)	(658,736)

Other income:
Interest earned on marketable securities held in Trust Account	208,961	800,417	549,587	1,547,115
Interest earned on cash account	1,077	-	1,291	-
Other income, net	210,038	800,417	550,878	1,547,115

Income before income taxes	48,873	403,600	57,369	888,379
Provision for income taxes	(75,000)	(261,000)	(166,000)	(455,000)

Net (loss) income	$(26,127)	$142,600	$(108,631)	$433,379

Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	513,173	6,845,300	1,465,252	6,845,300
Basic and diluted net income per share, redeemable shares subject to redemption	$1.13	$0.03	$0.44	$0.08

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares (1)	2,082,825	2,082,825	2,082,825	2,082,825
Basic and diluted net income (loss) per share, non-redeemable shares	$(0.29)	$(0.04)	$(0.36)	$(0.06)

(1)	The non-redeemable weighted average common shares outstanding were retroactively adjusted to account for 13,675 founder shares forfeited in connection with the partial exercise of the over-allotment.

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2024	2,082,825	$209	$(0)	$(4,728,997)	$(4,728,788)
Accretion of common stock subject to possible redemption	-	-	-	(439,660)	(439,660)
Net loss	-	-	-	(82,504)	(82,504)
Balance, March 31, 2024	2,082,825	209	(0)	(5,251,161)	(5,250,952)
Accretion of common stock subject to possible redemption	-	-	-	(727,341)	(727,341)
Excise tax payable	-	-	-	(257,122)	(257,122)
Net loss	-	-	-	(26,127)	(26,127)
Balance, June 30, 2024	2,082,825	209	(0)	(6,261,751)	(6,261,542)

					Total
			Additional		Stockholder’s
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, January 1, 2023	2,082,825	$209	$-	$(2,477,925)	$(2,477,716)
Accretion of common stock to redemption value	-	-	-	(502,699)	(502,699)
Net income	-	-	-	290,779	290,779
Balance, March 31, 2023	2,082,825	209	-	(2,689,845)	(2,689,636)
Accretion of common stock to redemption value	-	-	-	(489,416)	(489,416)
Net income	-	-	-	142,600	142,600
Balance, June 30, 2023	2,082,825	209	-	(3,036,661)	(3,036,452)

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(108,631)	$433,379
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(549,587)	(1,547,115)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(104,254)	56,362
Accounts payable and accrued expenses	(174,869)	232,645
Franchise tax payable	24,000	100,000
Income tax payable	166,000	455,000
Net cash used in operating activities	$(747,341)	$(269,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash withdrawn from Trust Account for payment to redeeming stockholders	25,712,132	-
Investment of cash in Trust Account	(538,787)	-
Withdrawal of interest from Trust Account to pay taxes	222,456	-
Net cash provided by investing activities	$25,395,801	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common stock	(25,712,132)	-
Advances from target company for de-SPAC transaction	1,000,000	-
Proceeds of notes payable - related party	187,103	134,063
Net cash (used in) provided by financing activities	$(24,525,029)	$134,063

NET CHANGE IN CASH	123,431	(135,666)
Cash - Beginning of period	11,700	138,917
Cash - End of period	$135,131	$3,251

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Excise tax payable	$257,122	$-
Accretion of common stock subject to possible redemption	$1,167,001	$992,115

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2024

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

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Hudson Acquisition I Corp.

As of June 30, 2024, the Company had not commenced core operations. All activity for the period from January 13, 2021 (inception) through June 30, 2024 relates to the Company’s formation and raising funds through the initial public offering (“Initial Public Offering”), which is described below, and efforts in identifying a target to consummate an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering and Overallotment, an amount of $69,479,795 was placed in a Trust Account in the United States maintained by Continental Stock Transfer& Trust Company, as trustee. The funds held in the Trust Account were invested only in United States government Treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries, so that the Company is not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay for income or other tax obligations, the remaining proceeds will not be released from the Trust Account until the earlier of the completion of an Initial Business Combination or the Company’s liquidation. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company will complete the Initial Business Combination to the extent not used to pay redeeming stockholders. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

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

The allocation of the net proceeds available to the Company outside of the Trust Account, along with the interest earned on the funds held in the Trust Account available to pay for income and other tax liabilities, represents the best estimate of the intended uses of these funds. In the event that the assumptions prove to be inaccurate, the Company may reallocate some of such proceeds within the above-described categories. If the estimate of the costs of undertaking due diligence and negotiating the Initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to the Company from the Trust Account is insufficient as a result of the volatile interest rate environment, the Company may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, the Company could seek such additional capital through loans or additional investments from the Sponsor or third parties. The Sponsor has agreed to loan the Company up to an aggregate of $1,000,000 to be used for working capital purposes pursuant to a Promissory Note. As of June 30, 2024, the Company had $534,208 in borrowings under the Promissory Note (see Note 4). If the Company is unable to obtain the necessary funds, the Company may be forced to cease searching for a target business and liquidate without completing the Initial Business Combination.

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

Liquidity and Capital Resources

As of June 30, 2024, the Company had $135,131 in its operating bank account and a working capital deficit of $2,006,280, which excludes franchise tax payable, income tax payable, and excise tax payable. The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 18, 2025 (see Note 9), assuming the monthly extension requirements are satisfied, to consummate a Business Combination (the “Combination Period”). Following the first extension, the Company was able to extend the date by which an Initial Business Combination must be consummated beyond July 18, 2023 up to nine times for an additional one month each time to April 18, 2024 upon the deposit into the Trust Account of $80,000 each calendar month. Following the second extension, the Company was able to extend the date by which an Initial Business Combination must be consummated beyond April 18, 2024 up to an additional nine times for an additional one month each time to January 18, 2025 upon the deposit into the Trust Account of $25,000 each calendar month. Following the third extension, the Company is able to extend the date by which an Initial Business Combination must be consummated beyond January 18, 2025, up to an additional nine times for an additional one month each time to October 18, 2025, with extension payments in connection with the first and second extension ending on July 5, 2024. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by October 18, 2025, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the SEC on July 23, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

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

As of June 30, 2024 and December 31, 2023, the common stock subject to possible redemption reflected on the condensed balance sheet is reflected in the following table:

Common stock subject to possible redemption, December 31, 2022	$69,786,334
Less:
Redemption of common stock in connection with Trust Extension	(46,169,982)
Add:
Accretion of carrying value to redemption value	1,910,592
Common stock subject to possible redemption, December 31, 2023	$25,526,944
Add:
Redemption of common stock	(25,712,132)
Accretion of carrying value to redemption value	1,167,001
Common stock subject to possible redemption, June 30, 2024	$981,813

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net (Loss) Income per Share of Common Stock

The Company has two outstanding classes of shares, which are referred to as redeemable common stock and non-redeemable common stock. Earnings and losses are shared pro rata between the two classes of stock. The 101,463 redeemable shares of common stock for which the outstanding Public Rights are exercisable were excluded from diluted earnings and losses per share for the three and six months ended June 30, 2024 and 2023 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of shares.

For the Three Months Ended June 30, 2024

Net loss	$(26,127)
Accretion of interest earned on Trust Account, after deduction of franchise tax and income tax expense	(727,341)
Net loss including accretion of temporary equity to redemption value	$(753,468)

	Common Shares Subject to Redemption	Non-redeemable Common Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(148,944)	$(604,524)
Accretion of temporary equity to redemption value	727,341	-
Allocation of net income (loss)	$578,397	$(604,524)

Denominator:
Weighted-average shares outstanding	513,173	2,082,825
Basic and diluted net income (loss) per share	$1.13	$(0.29)

For the Three Months Ended June 30, 2023

Net income	$142,600
Accretion of interest earned on Trust Account, after deduction of franchise tax and income tax expense	(489,416)
Net loss including accretion of temporary equity to redemption value	$(346,816)

	Common Shares Subject to Redemption	Non-redeemable Common Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(265,908)	$(80,908)
Accretion of temporary equity to redemption value	489,416	-
Allocation of net income (loss)	$223,508	$(80,908)

Denominator:
Weighted-average shares outstanding	6,845,300	2,082,825
Basic and diluted net income (loss) per share	$0.03	$(0.04)

For the Six Months Ended June 30, 2024

Net loss	$(108,631)
Accretion of interest earned on Trust Account, after deduction of franchise tax and income tax expense	(1,167,001)
Net loss including accretion of temporary equity to redemption value	$(1,275,632)

	Common Shares Subject to Redemption	Non-redeemable Common Shares
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(526,799)	$(748,833)
Accretion of temporary equity to redemption value	1,167,001	-
Allocation of net income (loss)	$640,202	$(748,833)

Denominator:
Weighted-average shares outstanding	1,465,252	2,082,825
Basic and diluted net income (loss) per share	$0.44	$(0.36)

For the Six Months Ended June 30, 2023

Net income	$433,379
Accretion of interest earned on Trust Account, after deduction of franchise tax and income tax expense	(992,115)
Net loss including accretion of temporary equity to redemption value	$(558,736)

	Common Shares Subject to Redemption	Non-redeemable Common Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(428,390)	$(130,346)
Accretion of temporary equity to redemption value	992,115	-
Allocation of net income (loss)	$563,725	$(130,346)

Denominator:
Weighted-average shares outstanding	6,845,300	2,082,825
Basic and diluted net income (loss) per share	$0.08	$(0.06)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2024, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

On July 20, 2023, the Company and the Sponsor amended and restated the promissory note, dated as of April 5, 2021, providing for loans up to $1,000,000 in the aggregate. The promissory note bears no interest and all unpaid principal under the promissory note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination or (ii) the date of the liquidation of the Company. At the election of the Sponsor, up to $1.0 million of the loans under the promissory note may be settled in Units at a conversion rate of $10.00 per Unit, with each private unit comprised of one share of common stock of the Company and one right to one-fifth of a share of the Company’s common stock. As of June 30, 2024 and December 31, 2023, $590,811 and $403,708, respectively, was outstanding under the promissory note.

In connection with the approval of the extension amendment proposal, on July 18, 2023, the Sponsor entered into a non-interest bearing, unsecured promissory note issued by the Company in favor of the Sponsor (the “Extension Note”), providing for loans up to the aggregate principal amount of $720,000. On July 24, 2023, pursuant to the Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment, $80,000 was deposited into the Trust Account for a one-month extension. $80,000 will be deposited into the Trust Account each month the Company determines to extend the date by which it must consummate an Initial Business Combination. The Company elected to extend such date until April 18, 2024, therefore, an aggregate deposit of $720,000 of the proceeds of the Extension Note will be made into the Trust Account. The Extension Note bears no interest and all unpaid principal under the Extension Note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination or (ii) the date of the liquidation of the Company. As of June 30, 2024 and December 31, 2023, there was $240,000, respectively, outstanding under the Extension Note.

Administrative Support Agreement

Commencing on October 14, 2022, the Company has agreed to pay the Sponsor or its affiliate a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended June 30, 2024 and 2023, the Company incurred $60,000 and $60,000, respectively, on administrative support fees. For the six months ended June 30, 2024 and 2023, the Company incurred $120,000 and $120,000, respectively, on administrative support fees.

Due to Related Party

In January 2024, the Company entered into an agreement in which the Company will pay $60,000 to a consulting company, owned by the Company’s current CEO, Mr. Warren Wang, for a two-month advisory service that was incurred and paid during the three and six months ended June 30, 2024.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s accompanying financial statements as there were redemptions by the public stockholders in July 2023 and April 2024; as a result, the Company recorded $718,821 and $461,700 excise tax liability as of June 30, 2024 and December 31, 2023, respectively. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

During the second quarter of 2024, the IRS issued final regulations with respect to the timing and payment of the excise tax.  Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation.  If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

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

Agreement with Aiways Automobile Europe GmbH

On May 14, 2024, the Company set forth the terms of a proposed business combination transaction, between HUDA and Aiways Automobile Europe GmbH (“Aiways”) via a Letter Agreement. In connection with the proposed transaction, Aiways agreed to make a non-refundable payment of $1.0 million to the Company during the three months ended June 30, 2024 to be used to support the proposed transaction. The Company recorded the receipt of the non-refundable payment as an advance from target company for de-SPAC transaction in the accompanying balance sheets. Upon closing of the initial business combination, Aiways shareholders shall receive newly issued shares in exchange for advancing the Company funds for working capital purposes.

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

Founder’s Shares

At inception, January 13, 2021, the Company issued 2,875,000 Founder Shares of common stock for total receivable of approximately of $25,000 received on May 11, 2021. These Founder Shares included up to 375,000 shares of which were subject to forfeiture by the stockholder if the underwriters did not fully exercise their over-allotment option. On December 10, 2021, pursuant to the Underwriter Addendum, the aggregate number of Founder Shares were reduced to 1,725,000. All share and per-share amounts have been retroactively restated to reflect the share surrender. In connection with the partial exercise of the over-allotment option on October 21, 2022, 13,675 Founder Shares were forfeited. The remaining Founder Shares represent 20% of the outstanding shares after the Initial Public Offering. As of June 30, 2024 and December 31, 2023, there were 2,082,825 shares outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities held in Trust Account as of June 30, 2024	$1,190,740	$1,190,740	$-	$-

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities held in Trust Account as of December 31, 2023	$26,036,953	$26,036,953	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from Level 3 assets or liabilities during the three and six months ended June 30, 2024 and 2023.

NOTE 9 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are available to be issued. Other than below, there are no subsequent events identified that would require disclosure in the financial statements.

Extension Amendment

On July 5, 2024, the Company held the Special Meeting. On June 4, 2023, the record date for the Special Meeting, there were 1,816,463 shares of common stock outstanding, and 2,184,288 shares of common stock and units entitled to be voted at the Special Meeting, approximately 98% of which were represented in person or by proxy at the Special Meeting. The stockholders approved the proposal to amend the Company’s Second Amended and Restated Certificate of Incorporation pursuant to an amendment to the Charter in the form set forth in Annex A to the Proxy Statement to extend the date by which the Company must effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses from January 18, 2025, up to nine (9) times for an additional one (1) month each time to October 18, 2025, and will no longer require monthly deposits into the Trust Account as of July 5, 2024. The stockholders also approved an amendment to the Charter to amend the Company’s Second Amended and Restated Certificate of Incorporation pursuant to the Charter in the form set forth in forth in Annex B to the Proxy Statement to amend Article Sixth of the Charter by adding a definition of IPO Rights, and Sixth (A)(ii) by adding “and IPO Rights” and (“and rights”) to read: “or (ii) provide its holders of IPO Shares and IPO Rights with the opportunity to sell their shares and rights to the Corporation by means of a tender offer (“Tender Offer”)”.

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

In connection with the vote to approve the Extension Amendment, the holders of 3,200 shares of Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.08 per share, for an aggregate redemption amount of $35,456,84.

Nasdaq Compliance

On July 23, 2024, the Company received notice from The NASDAQ Stock Market (“Nasdaq”) that its securities will be delisted from The Nasdaq Global Market. On December 15, 2023, the staff of Nasdaq (the “Staff”) notified the Company that the market value of its listed securities had been below the minimum $50,000,000 required for continued listing as set forth in Listing Rule 5450(b)(2)(A) (the “Rule”) for the previous 30 consecutive trading days. Therefore, in accordance with Listing Rule 5810(c)(3)(C), the Company was provided 180 calendar days, or until June 12, 2024, to regain compliance with the Rule. However, the Company did not regain compliance with the Rule.

In addition, based on the Staff’s review of the Company’s Definitive Proxy Statement filed June 24, 2024, the Staff determined that the Company does not comply Listing Rule 5450(b)(2)(A), requiring a minimum 1,100,000 Publicly Held Shares, and Listing Rule 5450(b)(2)(C), requiring a minimum of $15 million Market Value of Publicly Held Shares requirement.

Based on the Company’s equity information as of July 22, 2024, the Company does not comply with the requirement for continued listing on the Nasdaq Capital Market under Listing Rule 5550.

Additionally, the Staff has concerns that the Company may also no longer comply with the minimum 400 Total Holders requirement of Listing Rule 5450(a)(2) due to the substantial number of shareholder redemptions and low number of shares remaining outstanding.

Finally, the Company failed to timely file its Form 10-K for the year ended December 31, 2023, and its Form 10-Q for the period ended March 31, 2024, as required by Listing Rule 5250(c)(1).

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

The Company submitted its written submission to Nasdaq on August 2, 2024.

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

The Company filed its Form 10-K for the year ended December 31, 2023 on July 23, 2024. The Company filed its Form 10-Q for the three months ended March 31, 2024 on August 2, 2024.

On August 12, 2024, the Company received a notification from Nasdaq that it has cured its filing discrepancies under Listing Rule 5250(c)(1).

The Company has come up with a series of action plans to regain compliance, and is confident the plan will resolve Listing Rules 5450(a)(2), 5450(b)(2)(A), and 5450(b)(2)(C) after the hearing on August 22, 2024.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2024 were organizational activities and those necessary to prepare for our initial public offering and identifying a target for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended June 30, 2024, we had a net loss of $108,631, which consisted of interest earned on marketable securities held in the trust account of $549,620 and interest earned on the operating cash account of $1,257, offset by general and administrative expenses of $469,509, franchise tax expense of $24,000, and provision for income taxes of $166,000.

For the six months ended June 30, 2023, we had net income of $433,379, which consisted of interest earned on marketable securities held in the trust account of $1,547,115, offset by general and administrative expenses of $558,736 and franchise tax expense of $100,000.

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

For the six months ended June 30, 2024, net cash provided by operating activities was $252,660. Net loss of $108,631 was offset by a non-cash charge for interest earned on marketable securities held in the Trust Account of $549,587. Changes in operating assets and liabilities provided $910,877 of cash from operating activities.

For the six months ended June 30, 2023, net cash used in operating activities was $269,729. Net income of $433,379 consisted of a non-cash charge for interest earned on marketable securities held in the Trust Account of $1,547,115. Changes in operating assets and liabilities provided $844,007 of cash from operating activities.

As of June 30, 2024, we had cash held in the trust account of $1,190,740. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our Initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2024, we had $135,131 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until October 18, 2025, assuming the monthly extension requirements are satisfied, to consummate a Business Combination. Following the first extension, we are able to extend the date by which an Initial Business Combination must be consummated beyond July 18, 2023 up to nine times for an additional one month each time to April 18, 2024 upon the deposit into the Trust Account of $80,000 each calendar month. Following the second extension, we are able to extend the date by which an Initial Business Combination must be consummated beyond April 18, 2024 up to an additional nine times for an additional one month each time to January 18, 2025 upon the deposit into the Trust Account of $25,000 each calendar month, with monthly extension payments ceasing on July 5, 2024. Following the third extension, we are able to extend the date by which an Initial Business Combination must be consummated beyond January 18, 2025 up to nine times for an additional one month each time to October 18, 2025. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management intends to complete a Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the end of the Combination Period.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024.

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

As of June 30, 2024, we had recorded deferred underwriting commissions of $2,723,060 payable only upon completion of our Initial Business Combination, which consisted of deferred underwriting commissions and representative shares (see Note 5).

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of June 30, 2024 because the material weaknesses in our internal control over financial reporting as of December 31, 2022 and as described below, continues to exist as of June 30, 2024.

In connection with management’s report on internal controls over financial reporting included in our Annual Report on Form 10-K for the year ended December 31, 2022, management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective as of December 31, 2022. We identified material weaknesses in our internal control over financial reporting, and those material weaknesses were not fully remediated as of June 30, 2024. The following material weaknesses continue to exist in our internal control over financial reporting:

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

HUDSON ACQUISITION I CORP.

Date: August 21, 2024	By:	/s/ Warren Wang
Warren Wang
Chief Executive Officer (Principal Executive Officer)

Date: August 21, 2024	By:	/s/ Pengfei Xie
Pengfei Xie
Chief Financial Officer (Principal Financial and Accounting Officer)