Form 10-Q
period 2024-09-30
Hudson Acquisition I Corp.
filed 2024-11-14
CIK 1853047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, there were 2,181,088 shares of common stock, par value $0.0001 per share of the registrant issued and outstanding.

HUDSON ACQUISITION I CORP.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

HUDSON ACQUISITION I CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$378,755	$11,700
Prepaid expenses and other current assets	55,000	11,748
Total current assets	433,755	23,448

Marketable securities held in Trust Account	1,109,108	26,036,953
Interest receivable on cash and marketable securities held in the Trust Account	4,586	-
Total assets	$1,547,449	$26,060,401

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$455,944	$601,469
Advance from target company for de-SPAC transaction	1,477,765	-
Franchise tax payable	283,074	68,308
Income tax payable	941,000	764,000
Excise tax payable	719,176	461,700
Notes payable - related party	750,811	643,708
Total current liabilities	4,627,770	2,539,185
Deferred underwriting commissions	2,723,060	2,723,060
Total liabilities	7,350,830	5,262,245

Commitments and Contingencies (Note 5)
Common stock subject to possible redemption, 98,263 and 2,417,331 shares at redemption value of $9.10 and $10.56 per share as of September 30, 2024 and December 31, 2023, respectively	893,766	25,526,944

Stockholders’ deficit:
Common stock, par value $0.0001, 200,000,000 shares authorized; 2,082,825 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	209	209
Additional paid-in capital	-	-
Accumulated deficit	(6,697,356)	(4,728,997)
Total stockholders’ deficit	(6,697,147)	(4,728,788)
Total liabilities, redeemable common stock and stockholders’ deficit	$1,547,449	$26,060,401

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
General and administrative expenses	$306,524	$678,504	$776,033	$1,237,240
Franchise tax expense	18,600	50,000	42,600	150,000
Loss from operations	(325,124)	(728,504)	(818,633)	(1,387,240)
Other income (expense):
Interest earned on marketable securities held in Trust Account	19,751	393,358	569,338	1,940,473
Interest earned on cash account	699	-	1,990	-
Loss on overpayment of franchise tax	(172,166)	-	(172,166)	-
Other income (expense), net	(151,716)	393,358	399,162	1,940,473

Income (loss) before income taxes	(476,840)	(335,146)	(419,471)	553,233
Provision for income taxes	(11,355)	(108,000)	(434,476)	(563,000)
Net loss	$(488,195)	$(443,146)	$(853,947)	$(9,767)

Net income attributable to common stock subject to possible redemption	8,396	285,358	134,862	1,377,473
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	99,098	3,204,525	1,005,041	5,631,708
Basic and diluted net income per share, common stock subject to possible redemption	$0.08	$0.09	$0.13	$0.24
Net loss attributable to common stockholders	(496,591)	(728,504)	(988,809)	(1,387,240)
Weighted-average common shares outstanding, basic and diluted	2,082,825	2,082,825	2,082,825	2,082,825
Net loss per share common share, basic and diluted	$(0.24)	$(0.35)	$(0.47)	$(0.67)

(1)	The non-redeemable weighted average common shares outstanding were retroactively adjusted to account for 13,675 founder shares forfeited in connection with the partial exercise of the over-allotment.

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
Three Months Ended September 30, 2024	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2024	2,082,825	$209	$—	$(6,261,751)	$(6,261,542)
Accretion of carrying value to redemption value	—	—	—	52,944	52,944
Excise tax payable attributable to redemption of common stock	—	—	—	(355)	(355)
Net loss	—	—	—	(488,195)	(488,195)
Balance as of September 30, 2024	2,082,825	$209	$—	$(6,697,356)	$(6,697,147)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
Three Months Ended September 30, 2023	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2023	2,082,825	$209	$—	$(3,036,661)	$(3,036,452)
Accretion of carrying value to redemption value	—	—	—	(475,357)	(475,357)
Excise tax payable attributable to redemption of common stock	—	—	—	(461,700)	(461,700)
Net loss	—	—	—	(443,146)	(443,146)
Balance as of September 30, 2023	2,082,825	$209	$—	$(4,416,864)	$(4,416,655)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
Nine Months Ended September 30, 2024	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	2,082,825	$209	$—	$(4,728,997)	$(4,728,788)
Accretion of carrying value to redemption value	—	—	—	(856,936)	(856,936)
Excise tax payable attributable to redemption of common stock	—	—	—	(257,476)	(257,476)
Net loss	—	—	—	(853,947)	(853,947)
Balance as of September 30, 2024	2,082,825	$209	$—	$(6,697,356)	$(6,697,147)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
Nine Months Ended September 30, 2023	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	2,082,825	$209	$—	$(2,477,925)	$(2,477,716)
Accretion of carrying value to redemption value	—	—	—	(1,467,472)	(1,467,472)
Excise tax payable attributable to redemption of common stock	—	—	—	(461,700)	(461,700)
Net loss	—	—	—	(9,767)	(9,767)
Balance as of September 30, 2023	2,082,825	$209	$—	$(4,416,864)	$(4,416,655)

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(853,947)	$(9,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(569,338)	(1,940,473)
Amortization on debt discount on note payable to target company	883	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(43,252)	94,353
Accounts payable and accrued expenses	(145,526)	673,939
Franchise tax payable	214,766	(65,315)
Income tax payable	177,000	563,000
Excise tax payable	257,476	—
Related party payables	—	74,063
Net cash used in operating activities	(961,938)	(610,200)
INVESTING ACTIVITIES
Investment of cash in Trust Account	(552,954)	(80,000)
Cash withdrawn from Trust Account	26,045,551	46,467,597
Net cash provided by investing activities	25,492,597	46,387,597
FINANCING ACTIVITIES
Redemption of common stock	(25,747,589)	(46,169,982)
Proceeds from advances from target company	1,476,882	—
Proceeds of notes payable - related party	187,103	282,000
Repayment of borrowing from related parties	(80,000)	—
Net cash used in financing activities	(24,163,604)	(45,887,982)
Net increase in cash during period	367,055	(110,585)
Cash, beginning of period	11,700	138,917
Cash, end of period	$378,755	$28,332
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Change in value of common stock subject to possible redemption	$24,633,178	$44,702,509
Debt discount on note payable to related party	$23,118	$—

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

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

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Hudson Acquisition I Corp.

As of September 30, 2024, the Company had not commenced core operations. All activity for the period from January 13, 2021 (inception) through September 30, 2024 relates to the Company’s formation and raising funds through the initial public offering (“Initial Public Offering”), which is described below, and efforts in identifying a target to consummate an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The allocation of the net proceeds available to the Company outside of the Trust Account, along with the interest earned on the funds held in the Trust Account available to pay for income and other tax liabilities, represents the best estimate of the intended uses of these funds. In the event that the assumptions prove to be inaccurate, the Company may reallocate some of such proceeds within the above-described categories. If the estimate of the costs of undertaking due diligence and negotiating the Initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to the Company from the Trust Account is insufficient as a result of the volatile interest rate environment, the Company may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, the Company could seek such additional capital through loans or additional investments from the Sponsor or third parties. The Sponsor has agreed to loan the Company up to an aggregate of $1,000,000 to be used for working capital purposes pursuant to a Promissory Note. As of September 30, 2024, the Company had $750,811 in borrowings under the Promissory Note (see Note 4). If the Company is unable to obtain the necessary funds, the Company may be forced to cease searching for a target business and liquidate without completing the Initial Business Combination.

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

Extension Amendment

On July 17, 2023, the Company held the Special Meeting. On June 28, 2023, the record date for the Special Meeting, there were 8,928,125 shares of common stock outstanding, in which 8,556,625 were entitled to vote at the Special Meeting, approximately 84% of which were represented in person or by proxy at the Special Meeting. The stockholders approved the proposal to amend the Company’s Certificate of Incorporation to give the Company the option to extend the date by which the Company must effect a Business Combination beyond July 18, 2023 up to nine (9) times for an additional (1) month each time to April 18, 2024 upon the deposit into the Trust Account of $80,000 for each calendar month. This amendment increased the time the Company has to consummate an Initial Business Combination from the original maximum amount of 15 months to 18 months from the Initial Public Offering date. In connection with the votes to approve the proposals above, the holders of 4,427,969 shares of common stock of the Company properly exercised their right to redeem their shares for approximately $10.43 per share. Following such redemptions, $46,169,982 was withdrawn from the trust account on July 25, 2023 and 2,417,331 Public Shares remained outstanding.

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

On July 5, 2024, the Company held the Special Meeting. On June 4, 2024, the record date for the Special Meeting, there were 1,816,463 shares of common stock outstanding, and 2,184,288 shares of common stock and units entitled to be voted at the Special Meeting, approximately 98% of which were represented in person or by proxy at the Special Meeting. The stockholders approved the proposal to amend the Company’s Second Amended and Restated Certificate of Incorporation pursuant to an amendment to the Charter in the form set forth in Annex A to the Proxy Statement to extend the date by which the Company must effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses from January 18, 2025, up to nine (9) times for an additional one (1) month each time to October 18, 2025, and will no longer require monthly deposits into the Trust Account as of July 5, 2024. The stockholders also approved an amendment to the Charter to amend the Company’s Second Amended and Restated Certificate of Incorporation pursuant to the Charter in the form set forth in forth in Annex B to the Proxy Statement to amend Article Sixth of the Charter by adding a definition of IPO Rights, and Sixth (A)(ii) by adding “and IPO Rights” and (“and rights”) to read: “or (ii) provide its holders of IPO Shares and IPO Rights with the opportunity to sell their shares and rights to the Corporation by means of a tender offer (“Tender Offer”)”.

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

In connection with the vote to approve the Extension Amendment, the holders of 3,200 shares of Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.08 per share, for an aggregate redemption amount of $35,457. Following such redemptions, 98,263 Public Shares remained outstanding.

Liquidity and Capital Resources

As of September 30, 2024, the Company had $378,755 in its operating bank account and a working capital deficit of $2,250,765, which excludes franchise tax payable, income tax payable, and excise tax payable. The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 18, 2025, assuming the monthly extension requirements are satisfied, to consummate a Business Combination (the “Combination Period”). Following the first extension, the Company was able to extend the date by which an Initial Business Combination must be consummated beyond July 18, 2023 up to nine times for an additional one month each time to April 18, 2024 upon the deposit into the Trust Account of $80,000 in each calendar month. Following the second extension, the Company was able to extend the date by which an Initial Business Combination must be consummated beyond April 18, 2024 up to an additional nine times for an additional one month each time to January 18, 2025 upon the deposit into the Trust Account of $25,000 each calendar month. Following the third extension, the Company is able to extend the date by which an Initial Business Combination must be consummated beyond January 18, 2025, up to an additional nine times for an additional one month each time to October 18, 2025, with extension payments in connection with the first and second extension ending on July 5, 2024. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by October 18, 2025, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Combination Period.

Nasdaq Compliance

On July 23, 2024, the Company received a notice from The NASDAQ Stock Market (“Nasdaq”) that its securities will be delisted from The Nasdaq Global Market. On December 15, 2023, the staff of Nasdaq (the “Staff”) notified the Company that the market value of its listed securities had been below the minimum $50,000,000 required for continued listing as set forth in Listing Rule 5450(b)(2)(A) (the “Rule”) for the previous 30 consecutive trading days. Therefore, in accordance with Listing Rule 5810(c)(3)(C), the Company was provided 180 calendar days, or until June 12, 2024, to regain compliance with the Rule. However, the Company did not regain compliance with the Rule.

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

Accordingly, the Staff has determined that the Company’s securities will be delisted from The Nasdaq Global Market. In that regard, unless the Company requests an appeal of this determination by July 30, 2024, trading of the Company’s ordinary shares, warrants, and units will be suspended at the opening of business on August 1, 2024, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market. The Company may appeal the Staff’s determination to a Hearings Panel, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series.

In response to the Nasdaq delisting notice, the Company has taken the following actions:

●	On July 23, 2024, the Company applied to transfer from Nasdaq Global Market to Nasdaq Capital Market.

●	On July 24, 2024, the Company requested a hearing and paid the $20,000 fee for the hearing.

●	On July 24, 2024, the Company received hearing instructions from Nasdaq, and has secured the hearing date for August 22, 2024.

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

The Company has come up with a series of action plans to regain compliance, and presented its case to Nasdaq Panel on its hearing on August 22, 2024.

In connection with the foregoing, and the information presented to the Nasdaq Panel, Nasdaq issued a letter to the Company on September 27, 2024, which stated, in pertinent part, that based on the information presented to the panel, the Company’s request for an exception to complete its plan of compliance has been granted. Thus, the Panel has granted the Company’s request for continued listing on the Exchange, subject to the following:

1.	On or before October 4, 2024, the Company shall provide a detailed update to the Panel on the status of its merger with Aiways and the status of all completed transfers of Founder Shares and Private Placement Shares. Additionally, the Company shall provide the Panel and Nasdaq Listing Qualifications Staff with copies of all agreements related to the share transfers. The Panel requests Nasdaq Staff to review the agreements related to the shares transfer and to indicate to the Panel whether any additional deficiencies arise from the transactions. The Company must promptly respond to any requests from Nasdaq Staff for additional information. To date, the Company has completed this first request from Nasdaq.

2.	On or before November 22, 2024, the Company must complete the transfer of the remainder of the Founder Shares and Private Placement Shares and shall provide the Panel with a list of all transferees, a description of how the Company identified the transferee, and a detailed description of any differences in the agreements between each of these transfers and with the agreements for the initial transfers. The Company is in the process of completing this request, and expects to complete this request on or before November 22, 2024.

3.	On or before January 20, 2025, the Company must complete the proposed Business Combination and demonstrate, by means of a listing approval from Nasdaq Staff, compliance with IM-5101-2 and all applicable initial listing requirements for listing the combined company on the Capital Market. The Company expects to complete the proposed Business Combination on or before January 20, 2025.

The Company is advised that January 20, 2025, represents the full extent of the Panel’s discretion to grant continued listing while the Company is non-compliant with Listing Rule IM-5101-2.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the SEC on July 23, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.

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

As of September 30, 2024 and December 31, 2023, the common stock subject to possible redemption reflected on the condensed balance sheet is reflected in the following table:

Common stock subject to possible redemption, December 31, 2022	$69,786,334
Less:
Redemption of common stock in connection with Trust Extension	(46,169,982)
Add:
Accretion of carrying value to redemption value	1,910,592
Common stock subject to possible redemption, December 31, 2023	$25,526,944
Less:
Redemption of common stock	(25,747,589)
Add:
Accretion of carrying value to redemption value	1,114,411
Common stock subject to possible redemption, September 30, 2024	893,766

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net (Loss) Income per Share of Common Stock

The Company has two outstanding classes of shares, which are referred to as redeemable common stock and non-redeemable common stock. Earnings and losses are shared pro rata between the two classes of stock. The 98,263 redeemable shares of common stock for which the outstanding Public Rights are exercisable were excluded from diluted earnings and losses per share for the three and nine months ended September 30, 2024 and 2023, respectively because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$8,396	$285,358	$134,862	$1,377,473
Net income attributable to common stock subject to possible redemption	$8,396	$285,358	$134,862	$1,377,473
Denominator: Weighted average common shares subject to redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	99,098	3,204,525	1,005,041	5,631,708
Basic and diluted net income per share, common stock subject to possible redemption	$0.08	$0.09	$0.13	$0.24

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(488,195)	$(443,146)	$(853,947)	$(9,767)
Less: net income attributable to common stock subject to redemption	(8,396)	(285,358)	(134,862)	(1,377,473)
Net loss attributable to non-redeemable common stock	$(496,591)	$(728,504)	$(988,809)	$(1,387,240)
Denominator: Weighted average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	2,082,825	2,082,825	2,082,825	2,082,825
Basic and diluted net loss per share, non-redeemable common stock	$(0.24)	$(0.35)	$(0.47)	$(0.67)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2024, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

On July 20, 2023, the Company and the Sponsor amended and restated the promissory note, dated as of April 5, 2021, providing for loans up to $1,000,000 in the aggregate. The promissory note bears no interest and all unpaid principal under the promissory note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination or (ii) the date of the liquidation of the Company. At the election of the Sponsor, up to $1.0 million of the loans under the promissory note may be settled in Units at a conversion rate of $10.00 per Unit, with each private unit comprised of one share of common stock of the Company and one right to one-fifth of a share of the Company’s common stock. As of September 30, 2024 and December 31, 2023, $750,811 and $643,708, respectively, was outstanding under the promissory note.

In connection with the approval of the extension amendment proposal, on July 18, 2023, the Sponsor entered into a non-interest bearing, unsecured promissory note issued by the Company in favor of the Sponsor (the “Extension Note”), providing for loans up to the aggregate principal amount of $720,000. On July 24, 2023, pursuant to the Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment, $80,000 was deposited into the Trust Account for a one-month extension. $80,000 will be deposited into the Trust Account each month the Company determines to extend the date by which it must consummate an Initial Business Combination. The Company elected to extend such date until April 18, 2024, therefore, an aggregate deposit of $720,000 of the proceeds of the Extension Note will be made into the Trust Account. The Extension Note bears no interest and all unpaid principal under the Extension Note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination or (ii) the date of the liquidation of the Company. The Extension Note balance was $240,000 as of September 30, 2024 and December 31, 2023, respectively.

Administrative Support Agreement

Commencing on October 14, 2022, the Company has agreed to pay the Sponsor or its affiliate a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended September 30, 2024 and 2023, the Company incurred $60,000 and $60,000, respectively, on administrative support fees. For the nine months ended September 30, 2024 and 2023, the Company incurred $180,000 and $180,000, respectively, on administrative support fees.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s accompanying financial statements as there were redemptions by the public stockholders in 2023 and 2024; as a result, the Company recorded $719,176 and $461,700 excise tax liability as of September 30, 2024 and December 31, 2023, respectively. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

Agreement with Aiways Automobile Europe GmbH

On May 14, 2024, the Company set forth the terms of a proposed business combination transaction, between HUDA and Aiways Automobile Europe GmbH (“Aiways”) via a Letter Agreement. In connection with the proposed transaction, on May 18, 2024, the Company executed a non-interest bearing promissory note agreement with Aiways. In the agreement, Aiways agreed to issue a promissory note in the amount of $1,000,000 to the Company. The note should be repaid by the Company on or before the date on which the Company consummates an initial business combination at its election and without penalty. The Company shall repay Aiways either: (i) in cash payment that equals to the paid principal outstanding, or (ii) the Company’s common stock shares, at a fixed conversion price of $10 per share, at Aiways’ choice. Shares issuable shall be identical to the Company’s existing common stock shares. Aiways made a payment of $1,000,000 to the Company on June 30, 2024. The Company recorded the receipt of the payment as a note payable to target company for de-SPAC transaction in the accompanying balance sheets.

On August 31, 2024, the Company executed a non-interest bearing promissory note agreement with Aiways. Pursuance to the agreement, Aiways agreed to issue a promissory note in the amount of $500,000 to the Company. The note should be repaid by the Company on or before the date on which the Company consummates an initial business combination at its election and without penalty. The Company shall repay Aiways either: (i) in cash payment that equals to the paid principal outstanding, or (ii) the Company’s common stock shares, at a fixed conversion price of $10 per share, at Aiways’ choice. Shares issuable shall be identical to the Company’s existing common stock shares. On September 25, 2024, the Company received the cash proceeds from Aiways in the amount of $476,882 which represented a principal of $500,000 and an original issuing discount of $23,118. The original issuing discount is recorded in balance sheet in a contra liability account net against the advance from target company for de-SPAC transaction. The original issuing discount will be amortized over the term of the loan. An amortization expense of $883 was recorded for the three and nine months ended September 30, 2024. The principal of $500,000 was recorded in the balance sheet in the advance from target company for de-SPAC transaction account.

As of September 30, 2024, the balance in the advance from target company for de-SPAC transaction account was $1,477,765.

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

Founder’s Shares

At inception, January 13, 2021, the Company issued 2,875,000 Founder Shares of common stock for total receivable of approximately of $25,000 received on May 11, 2021. These Founder Shares included up to 375,000 shares of which were subject to forfeiture by the stockholder if the underwriters did not fully exercise their over-allotment option. On December 10, 2021, pursuant to the Underwriter Addendum, the aggregate number of Founder Shares were reduced to 1,725,000. All share and per-share amounts have been retroactively restated to reflect the share surrender. In connection with the partial exercise of the over-allotment option on October 21, 2022, 13,675 Founder Shares were forfeited. The remaining Founder Shares represent 20% of the outstanding shares after the Initial Public Offering. As of September 30, 2024 and December 31, 2023, there were 2,082,825 shares outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2024	December 31, 2023
Assets:
Cash and marketable securities held in Trust Account	1	$1,109,108	$26,036,953

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from Level 3 assets or liabilities during the three and nine months ended September 30, 2024 and 2023.

NOTE 9 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are available to be issued. Other than below, there are no subsequent events identified that would require disclosure in the financial statements.

On October 3, 2024, the Company paid down the promissory notes to its Sponsor in the amount of $80,000. The balance of notes payable to related party was reduced to $670,811 subsequently.

On October 29, 2024, the Company entered into a thirty-six-month operating motor vehicle lease agreement with Manhattan Luxury Automobiles Inc. for a 2024 Lexus GX 550 vehicle. The lease commenced on October 29, 2024 with a monthly lease payment of $1,200. The Company intends to return the leased vehicle to the lessor upon the completion of business combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2024 were organizational activities and those necessary to prepare for our initial public offering and identifying a target for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months ended September 30, 2024, we had a net loss of $853,947, which consisted of interest earned on marketable securities held in the trust account of $569,338 and interest earned on the operating cash account of $1,990, offset by general and administrative expenses of $776,033, franchise tax expense of $42,600, loss on overpayment of franchise tax of 172,166, and provision for income taxes of $434,476.

For the nine months ended September 30, 2023, we had net loss of $9,767, which consisted of interest earned on marketable securities held in the trust account of $1,940,473, offset by general and administrative expenses of $1,237,240, franchise tax expense of $150,000, and provision for income taxes of $563,000.

For the three months ended September 30, 2024, we had a net loss of $488,195, which consisted of interest earned on marketable securities held in the trust account of $19,751 and interest earned on the operating cash account of $699, offset by general and administrative expenses of $306,524, franchise tax expense of $18,600, loss on overpayment of franchise tax of 172,166, and provision for income taxes of $11,355.

For the three months ended September 30, 2023, we had a net loss of $443,146, which consisted of interest earned on marketable securities held in the trust account of $393,358 , offset by general and administrative expenses of $678,504, franchise tax expense of $50,000, and provision for income taxes of $108,000.

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

For the nine months ended September 30, 2024, cash used in operating activities was $961,938, consisting of a net loss of $853,947, interest received on marketable securities held in the Trust Account of $569,338, and an increase in prepaid expenses and other current assets of $43,252, and a decrease in accounts payable and accrued expenses of $145,526, that were partially offset by the increase in franchise tax payable of $214,766, income tax payable of $177,000, excise tax payable of $257,476 and amortization on debt discount on notes to target company of $883.

For the nine months ended September 30, 2023, cash used in operating activities was $610,200, consisting of a net loss of $9,767, interest received on marketable securities held in the Trust Account of $1,940,473, and an decrease in franchise tax payable of $65,315, that were partially offset by the decrease in prepaid expenses and other current assets of $94,353, plus an increase in accounts payable and accrued expenses of $673,939, income tax payable of $563,000, and related party payable of $74,063.

For the nine months ended September 30, 2024, cash provided by investing activities was $25,492,597, consisting of cash withdrawn from the Trust Account of $26,045,551, that was partially offset by an investment of cash in Trust Account of $552,954.

For the nine months ended September 30, 2023, cash provided by investing activities was $46,387,597, consisting of cash withdrawn from the Trust Account of $46,467,597, that was partially offset by an investment of cash in Trust Account of $80,000.

For the year nine months ended September 30, 2024, cash used in financing activities was $24,163,604, consisting of cash paid for the redemption of Public Units of $25,747,589 and the repayment of borrowing from related parties of $80,000, that were partially offset by cash proceeds from the target company of $1,476,882 and cash proceeds from the related party borrowing of $187,103.

For the year nine months ended September 30, 2023, cash used in financing activities was $45,887,982, consisting of cash paid for the redemption of Public Units of $46,169,982, that was partially offset by cash proceeds from the related party borrowing of $282,000.

As of September 30, 2024, the Company had cash held in the trust account of $1,109,108. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our Initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, the Company had $378,755 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

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

Franchise and Income Tax Withdrawals from Trust Account

Since completion of its IPO on October 14, 2022, and through September 30, 2024, the Company withdrew $595,577 from the Trust Account to pay its liabilities related to the income and Delaware franchise taxes. Through September 30, 2023, the Company remitted $215,265 to the Delaware franchise tax authorities, which resulted in remaining excess of funds withdrawn from the Trust Account, but not remitted to the government authorities of $380,312. Additionally, as of September 30, 2024, the Company had accrued but unpaid income tax liability of $941,000, unpaid excise tax liability of $719,176 and unpaid liability for the Delaware franchise tax of $283,074. As of September 30, 2024, the Company had $378,755 in its operating account and inadvertently used all of the funds withdrawn from the Trust Account for payment of other operating expenses not related to taxes. Management determined that this use of funds was not in accordance with the Trust Agreement.

The Company continues to incur further tax liabilities and intends to cover such liabilities from the funds in its operating account and, if necessary, from the proceeds from the promissory note to Sponsor, without additional withdrawals from the Trust Account, until the excess of the funds withdrawn from the Trust Account over the amounts remitted to the government authorities is cured.

Nasdaq Compliance

On July 23, 2024, the Company received a notice from The NASDAQ Stock Market (“Nasdaq”) that its securities will be delisted from The Nasdaq Global Market. On December 15, 2023, the staff of Nasdaq (the “Staff”) notified the Company that the market value of its listed securities had been below the minimum $50,000,000 required for continued listing as set forth in Listing Rule 5450(b)(2)(A) (the “Rule”) for the previous 30 consecutive trading days. Therefore, in accordance with Listing Rule 5810(c)(3)(C), the Company was provided 180 calendar days, or until June 12, 2024, to regain compliance with the Rule. However, the Company did not regain compliance with the Rule.

In addition, based on the Staff’s review of the Company’s Definitive Proxy Statement filed June 24, 2024, the Staff determined that the Company does not comply Listing Rule 5450(b)(2)(A), requiring a minimum 1,100,000 Publicly Held Shares, and Listing Rule 5450(b)(2)(C), requiring a minimum of $15 million Market Value of Publicly Held Shares requirement.

Accordingly, the Staff has determined that the Company’s securities will be delisted from The Nasdaq Global Market. In that regard, unless the Company requests an appeal of this determination by July 30, 2024, trading of the Company’s ordinary shares, warrants, and units will be suspended at the opening of business on August 1, 2024, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market. However, the Company has appealed the Staff’s determination to the Hearings Panel.

In response to the Nasdaq delisting notice, on July 23, 2024, the Company applied to transfer from Nasdaq Global Market to Nasdaq Capital Market; on July 24, 2024, the Company requested and paid the $20,000 fee for the hearing; and as of the same date, the Company received hearing instructions from Nasdaq. The Company submitted its written submission to Nasdaq on August 2, 2024, and on August 12, 2024, the Company received a notification from Nasdaq that it has cured its filing discrepancies under Listing Rule 5250(c)(1). A Hearing on this matter was held on August 22, 2024, in which the Company presented its case to the Staff.

In connection with the foregoing, and the information presented to the Nasdaq Panel, Nasdaq issued a letter to the Company on September 27, 2024, which stated, in pertinent part, that based on the information presented to the panel, the Company’s request for an exception to complete its plan of compliance has been granted. Thus, the Panel has granted the Company’s request for continued listing on the Exchange, subject to the following:

1.	On or before October 4, 2024, the Company shall provide a detailed update to the Panel on the status of its merger with Aiways and the status of all completed transfers of Founder Shares and Private Placement Shares. Additionally, the Company shall provide the Panel and Nasdaq Listing Qualifications Staff with copies of all agreements related to the share transfers. The Panel requests Nasdaq Staff to review the agreements related to the shares transfer and to indicate to the Panel whether any additional deficiencies arise from the transactions. The Company must promptly respond to any requests from Nasdaq Staff for additional information. To date, the Company has completed this first request from Nasdaq.

2.	On or before November 22, 2024, the Company must complete the transfer of the remainder of the Founder Shares and Private Placement Shares and shall provide the Panel with a list of all transferees, a description of how the Company identified the transferee, and a detailed description of any differences in the agreements between each of these transfers and with the agreements for the initial transfers. The Company is in the process of completing this request, and expects to complete this request on or before November 22, 2024.

3.	On or before January 20, 2025, the Company must complete the proposed Business Combination and demonstrate, by means of a listing approval from Nasdaq Staff, compliance with IM-5101-2 and all applicable initial listing requirements for listing the combined company on the Capital Market. The Company expects to complete the proposed Business Combination on or before January 20, 2025.

The Company is advised that January 20, 2025, represents the full extent of the Panel’s discretion to grant continued listing while the Company is non-compliant with Listing Rule IM-5101-2.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024.

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

As of September 30, 2024, we had recorded deferred underwriting commissions of $2,723,060 payable only upon completion of our Initial Business Combination, which consisted of deferred underwriting commissions and representative shares (see Note 5).

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of September 30, 2024 because the material weaknesses in our internal control over financial reporting as of December 31, 2022 and as described below, continues to exist as of September 30, 2024.

In connection with management’s report on internal controls over financial reporting included in our Annual Report on Form 10-K for the year ended December 31, 2022, management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective as of December 31, 2022. We identified material weaknesses in our internal control over financial reporting, and those material weaknesses were not fully remediated as of September 30, 2024. The following material weaknesses continue to exist in our internal control over financial reporting:

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

HUDSON ACQUISITION I CORP.

Date: November 14, 2024	By:	/s/ Warren Wang
Warren Wang
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Pengfei Xie
Pengfei Xie
Chief Financial Officer (Principal Financial and Accounting Officer)