Form 10-K
period 2024-12-31
Hudson Acquisition I Corp.
filed 2025-05-27
CIK 1853047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 001-41532

HUDSON ACQUISITION I CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86- 2712843
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

31 Hudson Yards, Office 51, New York, NY	10001
(Address of Principal Executive Offices)	(ZIP Code)

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

As of May 23, 2025, there were 2,181,088 shares of common stock, par value $0.0001 per share of the registrant issued and outstanding.

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

ii

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2024 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our Initial Business Combination.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a summary list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Our public stockholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our Initial Business Combination even though a majority of our public stockholders do not support such a combination.

●	If we seek stockholder approval of our Initial Business Combination, our initial stockholders have agreed to vote in favor of such Initial Business Combination, regardless of how our public stockholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your redemption rights, unless we seek stockholder approval of the Initial Business Combination.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an agreement for an Initial Business Combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	The requirement that we complete our Initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an Initial Business Combination and may decrease our ability to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our stockholders.

●	We may not be able to complete our Initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.15 per share, or less than such amount in certain circumstances.

●	If we seek stockholder approval of our Initial Business Combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public holders, which may influence a vote on a proposed Initial Business Combination and reduce the public “float” of our Common stock.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our Initial Business Combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our common stock, you will lose the ability to redeem all such shares in excess of 15% of our common stock.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.15 per share on our redemption of our public shares, or less than such amount in certain circumstances.

●	Subsequent to the completion of our Initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, and which could cause you to lose some or all of your investment.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share.

●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

●	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

●	If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

●	If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

●	The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.15 per share.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Initial Business Combination.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Initial Business Combination and results of operations.

●	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

●	The grant of registration rights to our initial stockholders may make it more difficult to complete our Initial Business Combination, and the future exercise of such rights may adversely affect the market price of our common stock.

●	Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our Initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

●	We may seek business combination opportunities in industries or sectors that may or may not be outside of our management’s area of expertise.

●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

●	We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

●	We are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the target(s) of our Initial Business Combination is fair to our company from a financial point of view.

●	We may issue additional shares of common stock to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. Any such issuances would dilute the interest of our stockholders and likely present other risks.

●	Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.15 per share, or less than such amount in certain circumstances, on the liquidation of our trust account.

●	We may engage in an Initial Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders that may raise potential conflicts of interest.

●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an Initial Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

●	We may be able to complete only one business combination with the proceeds of the Initial Public Offering, which will cause us to be solely dependent on a single business, which may have a limited number of products or services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our Initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

●	We may attempt to complete our Initial Business Combination with a private company about which little information is available, which may result in an Initial Business Combination with a company that is not as profitable as we suspected, if at all.

●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an Initial Business Combination with which a substantial majority of our stockholders do not agree.

●	In order to effectuate an Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our Initial Business Combination that our stockholders may not support.

●	The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock who vote in-person or by proxy at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an Initial Business Combination that some of our stockholders may not support.

●	We may be unable to obtain additional financing to complete our Initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

●	Our private placement units and founder shares may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our Initial Business Combination.

●	Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Initial Business Combination with some prospective target businesses.

●	If we effect our Initial Business Combination with a company with locations or operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

●	The SEC has issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential Initial Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our Initial Business Combination and may constrain the circumstances under which we could complete an Initial Business Combination.

●	If we were deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an Initial Business Combination and instead to liquidate the Company.

●	To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our Initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

●	The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our Initial Business Combination, hinder our ability to consummate an Initial Business Combination, and decrease the amount of funds available for distribution in connection with a liquidation.

●	We have identified material weaknesses in our internal control over financial reporting as of December 31, 2024. These material weaknesses, and any additional material weaknesses that may be identified in the future, could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

Holders

On March 30, 2025, there were 2 holders of record of our units.

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

Simultaneously with the closing of our Initial Public Offering, our sponsor had purchased a total of 340,000 units (the “Initial Private Placement Units”) at a price of $10.00 per the Initial Private Placement Unit (the “Private Placement”). However, on October 18, 2022, simultaneously with the consummation of the Initial Public Offering, our Sponsor partially consummated the Private Placement by subscribing to 238,500 units (the “Purchased Private Placement Units”) instead of the full Initial Private Placement Units, generating gross proceeds of approximately $2,385,000 instead of the full $3,400,000, part of the proceeds of which were placed in the Trust Account. The Trust Account was nonetheless fully-funded. On November 30, 2022, the Company received an additional remittance of $515,000 underlying the Sponsor’s purchase of the Private Placement Units and on December 1, 2022, the Sponsor applied the outstanding balance on the Promissory Note of $500,000 towards the remaining stock subscription balance, which fully funded the Sponsor’s purchase of the Private Placement Units.

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

On November 22, 2024, the Company executed the Business Combination Agreement with Aiways Automobile Europe GmbH, a German limited liability company engaged in the business of developing electric powered vehicles and vehicle (“Aiways”). Consistent with our strategy, we have identified and used general criteria and guidelines that we believe are important in evaluating the targets businesses, and we conducted a thorough due diligence review that encompassed, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as applicable, as well as a review of financial and other information in related to the Aiways Automobile Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2024 were organizational activities and those necessary to prepare for our initial public offering, described below, and identifying a target for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had a net loss of $817,025, which consisted of interest earned on marketable securities held in the trust account of $582,231, fair value adjustment on convertible debt of $790, and interest earned on operating cash account of $3,307, offset by general and administrative expenses of $993,775, franchise tax expense of $58,412, loss on overpayment of franchise tax of $172,166, and provision for income taxes of $179,000.

For the year ended December 31, 2023, we had net income of $121,221, which consisted of interest earned on marketable securities held in the trust account of $2,276,593 and interest earned on operating cash account of $177, offset by general and administrative expenses of $1,309,549, franchise tax expense of $200,000, and provision for income taxes of $646,000.

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

Liquidity and Capital Resources

On October 18, 2022, we consummated our Initial Public Offering of 6,000,000 Units, at a price to the public of $10.00 per Unit, resulting in total gross proceeds of $60,000,000. On October 18, 2022, simultaneously with the consummation of the Initial Public Offering, our Sponsor partially consummated the Private Placement by subscribing to 238,500 units instead of the full Initial Private Placement Units, generating gross proceeds of approximately $2,385,000 instead of the full $3,400,000, part of the proceeds of which were placed in the Trust Account. The Trust Account was nonetheless fully-funded. On November 30, 2022, the Company received an additional remittance of $515,000 underlying the Sponsor’s purchase of the Private Placement. On December 1, 2022, the Sponsor applied the outstanding balance on the Promissory Note of $500,000 towards the remaining stock subscription balance, which fully funded the Sponsor’s purchase of the Private Placement Units.

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

For the year ended December 31, 2024, cash used in operating activities was $1,081,935, consisting of a net loss of $817,025, interest received on marketable securities held in the Trust Account of $582,231, a lease payment of $20,777, a decrease in accounts payable of $94,097 and the fair value of related party notes of $790, that were partially offset by the amortization expense of $17,736, interest expense of $123, franchise tax payable of $230,578, and income tax payable of $179,000 , plus a decrease in prepaid expenses of $5,548.

For the year ended December 31, 2023, cash used in operating activities was $800,895, consisting of a net income of $121,221, interest received on marketable securities held in the Trust Account of $2,276,593, and a decrease in franchise tax payable of $15,315, that were partially offset by the increase in accounts payable of $541,449, income tax payable of $646,000, plus a decrease in prepaid expenses of $182,343.

For the year ended December 31, 2024, cash provided by investing activities was $25,492,597, consisting of cash withdrawn from the Trust Account of $26,045,551, that was partially offset by an investment of cash in Trust Account of $552,954.

For the year ended December 31, 2023, cash provided by investing activities was $46,227,597, consisting of cash withdrawn from the Trust Account of $46,467,597, that was partially offset by an investment of cash in Trust Account of $240,000.

For the year ended December 31, 2024, cash used in financing activities was $24,353,604, consisting of cash paid for the redemption of Public Units of $25,747,589 and the repayment of borrowing due to related parties of $270,000, that were partially offset by cash proceeds from bridge loan of $1,476,882, a cash proceeds from related party borrowing of $187,103.

For the year ended December 31, 2023, cash used in financing activities was $45,553,919, consisting of cash paid for the redemption of Public Units of $46,169,982, that were partially offset by cash proceeds from a related party borrowing of $616,063.

As of December 31, 2024, we had cash held in the trust account of $1,122,381. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned in the trust account to complete our Initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024, we held cash in the amount of $68,758 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

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

Franchise and Income Tax Withdrawals from Trust Account

Since the completion of its IPO on October 14, 2022, and through December 31, 2024, the Company withdrew $595,577 from the Trust Account to pay its liabilities related to the income taxes and Delaware franchise taxes. Through December 31, 2024, the Company remitted $215,265 to the Delaware franchise tax authorities, which resulted in excess of funds withdrawn from the Trust Account, but not remitted to the government authorities of $380,312. Additionally, as of December 31, 2024, the Company had accrued but unpaid income tax liability of $943,000, unpaid excise tax liability of $719,176 and unpaid liability for the Delaware franchise tax of $298,886. As of December 31, 2024, the Company had $68,758 in its operating bank account and had inadvertently used all of the funds withdrawn from the Trust Account for payments of other operating expenses not related to taxes. Management determined that this use of funds was not in accordance with the Trust Agreement.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2024.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than a three-year operating lease for a Lexus vehicle with an effective date of October 29, 2024, and will be expired in October 2027. This lease offers a purchase option at the end of the lease term and the Company has determined not to exercise it. The vehicle lease was classified as an operating lease.

As of December 31, 2024, we had recorded deferred underwriting commissions and representative shares of $2,723,060 payable only upon completion of our Initial Business Combination, which consisted of commissions payable in cash of $2,395,855 and representative shares issued in connection with the Initial Public Offering. We agreed to issue to the underwriter at the closing of the Initial Public Offering 136,906 representative shares (“Representative Shares”), due to the partial exercise of the over-allotment, which will be issued upon the completion of our Initial Business Combination.

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

The Company’s significant accounting estimates include but not limited to the valuation allowance for deferred tax assets and estimates and assumptions that affect the fair value of convertible promissory notes.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting (as defined in Rule 13a-15(f)  ender the Exchange Act) includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management (with the participation of the CEO and CFO) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, the management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

During the period from January 13, 2021 through December 31, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

As of the date of this annual report, our officers and directors are as follows:

Name	Age	Position
Warren Wang	54	Chief Executive Officer
Pengfei Xie	55	Chief Financial Officer
Rodobaldo Duartes	56	Independent Director
Chiang Hsien	63	Independent Director
Lixin Wu	60	Independent Director
Hong Chen	57	Independent Director

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

On July 20, 2023, the Company and the Sponsor amended and restated the promissory note, dated as of April 5, 2021, providing for loans up to $1,000,000 in aggregate. The promissory note bears no interest and all unpaid principal under the promissory note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination or (ii) the date of the liquidation of the Company. At the election of the Sponsor, up to $1.0 million of the loans under the promissory note may be settled in Units at a conversion rate of $10.00 per Unit, with each private unit comprised of one share of common stock of the Company and one right to one-fifth of a share of the Company’s common stock. On July 21, 2023, the Company made a draw of $220,000 for working capital purposes, of which $18,000 has been repaid.

In connection with the approval of the extension amendment proposal, on July 18, 2023, the Sponsor entered into a non-interest bearing, unsecured promissory note issued by the Company in favor of the Sponsor (the “Extension Note”), providing for loans up to the aggregate principal amount of $720,000. On July 24, 2023, pursuant to the Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment, $80,000 was deposited into the Trust Account for a one-month extension. An aggregate deposit of $720,000 of the proceeds of the Extension Note were made into the Trust Account. The Extension Note bears no interest and all unpaid principal under the Extension Note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination or (ii) the date of the liquidation of the Company. On July 21, 2023, the Company made a draw from the promissory note of $80,000 for extension payment purposes. On October 26, 2023, the Company made a second draw of $160,000 for extension payment purposes. As of December 31, 2024, there was $240,000 outstanding on the Extension Note.

On November 22, 2024, the Company executed the Business Combination Agreement with Aiways Automobile Europe GmbH, a German limited liability company engaged in the business of developing electric powered vehicles and vehicle (“Aiways”). Consistent with our strategy, we have identified and used general criteria and guidelines that we believe are important in evaluating the targets businesses, and we conducted a thorough due diligence review that encompassed, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as applicable, as well as a review of financial and other information in related to the Aiways Automobile Combination.

Commencing on October 14, 2022, the Company has agreed to pay the Sponsor or its affiliate a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees. For the year ended December 31, 2024, the Company incurred $240,000 on administrative support fees.

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

Audit Fees. For the years ended December 31, 2024 and 2023, fees were approximately $36,000 for the audits of our December 31, 2024 and 2023 financial statements included in this annual report.

Audit-Related Fees. For the years ended December 31, 2024 and 2023, WWC did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the years ended December 31, 2024 and 2023, WWC did not render tax compliance, tax advice or tax planning services.

All Other Fees. For the years ended December 31, 2024 and 2023, WWC did not render any services to us other than those set forth above.

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Business Combination Agreement, by and among Hudson Acquisition I Corp., and Aiways Automobile Europe GmbH.
3.1*	Amended and Restated Certificate of Incorporation, dated January 13, 2021
3.2*	Amended and Restated Certificate of Incorporation, dated May 5, 2021
3.3*	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation, dated July 8, 2024
3.4*	Bylaws
4.1*	Hudson Acquisition I Corp. Description of Securities
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officers Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON ACQUISITION I CORP.

Date: May 23, 2025	By:	/s/ Warren Wang
Warren Wang
Chief Executive Officer (Principal Executive Officer)

Date: May 23, 2025	By:	/s/ Pengfei Xie
Pengfei Xie
Chief Financial Officer (Principal Financial and Accounting Officer)

HUDSON ACQUISITION I CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of Hudson Acquisition I Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hudson Acquisition I Corp. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a significant working capital deficit, a significant accumulated stockholder deficit and needs to raise additional funds to meet its obligations and sustain its operations. As a Special Purpose Acquisition Company, the Company was formed to effect a merger, capital stock exchange, asset acquisition, or similar business combination with one or more businesses (a “Business Combination”). On January 22, 2025, the Company received written notice (the “Notice Letter”) from the Nasdaq Hearings Panel (the “Panel”) indicating that the Panel had determined to delist the Company’s securities from The Nasdaq Stock Market LLC (“Nasdaq”) and that trading in the Company’s securities would be suspended at the open of trading on January 24, 2025, which constitutes a subsequent event that may further impact its access to capital markets and ability to secure financing.

Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

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

San Mateo, California

May 23, 2025

HUDSON ACQUISITION I CORP.

BALANCE SHEETS

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$68,758	$11,700
Prepaid expenses and other current assets	6,200	11,748
Total current assets	74,958	23,448

Marketable securities held in Trust Account	1,122,381	26,036,953
Interest receivable in cash and marketable securities held in the Trust Account	4,217	-
Right-of-use assets, net	56,123	-
Total assets	$1,257,679	$26,060,401

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$507,373	$601,469
Franchise tax payable	298,886	68,308
Income tax payable	943,000	764,000
Excise tax payable	719,176	461,700
Notes payable - bridge loan	1,491,312	-
Convertible notes payable - related party	560,021	643,708
Short-term lease liabilities	13,066	-
Total current liabilities	4,532,834	2,539,185
Deferred underwriting commissions	2,723,060	2,723,060
Long-term lease liabilities	25,720	-
Total liabilities	7,281,614	5,262,245

Commitments and Contingencies (Note 5)
Common stock subject to possible redemption, 98,263 and 2,417,331 shares at redemption value of $9.21 and $10.56 per share as of December 31, 2024 and 2023, respectively	904,670	25,526,944

Stockholders’ deficit:
Common stock, par value $0.0001, 200,000,000 shares authorized; 2,082,825 shares issued and outstanding as of December 31, 2024 and 2023, respectively	209	209
Accumulated deficit	(6,928,814)	(4,728,997)
Total stockholders’ deficit	(6,928,605)	(4,728,788)
Total liabilities, redeemable common stock and stockholders’ deficit	$1,257,679	$26,060,401

The accompanying notes are an integral part of these audited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
Operating expenses:
General and administrative expenses	$993,775	$1,309,549
Franchise tax expense	58,412	200,000
Loss from operations	(1,052,187)	(1,509,549)
Other income (expense):
Interest earned on marketable securities held in Trust Account	582,231	2,276,593
Interest earned on cash account	3,307	177
Loss on overpayment of franchise tax	(172,166)	-
Fair value adjustment on convertible debt	790	-
Other income (expense), net	414,162	2,276,770

Income (loss) before income taxes	(638,025)	767,221
Provision for income taxes	(179,000)	(646,000)
Net income (loss)	$(817,025)	$121,221

Net income attributable to common stock subject to possible redemption- as adjusted	597,539	662,139
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	777,107	4,807,221
Basic and diluted net income per share, common stock subject to possible redemption- as adjusted	$0.77	$0.14
Net loss attributable to common stockholders	(1,414,564)	(540,918)
Weighted-average common shares outstanding, basic and diluted	2,082,825	2,082,825
Net loss per share common share, basic and diluted	$(0.68)	$(0.26)

The accompanying notes are an integral part of these audited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2022	2,082,825	$209	$(2,477,925)	$(2,477,716)
Accretion of carrying value to redemption value	-	-	(1,910,593)	(1,910,593)
Excise tax payable attributable to redemption of common stock	-	-	(461,700)	(461,700)
Net income	-	-	121,221	121,221
Balance as of December 31, 2023	2,082,825	$209	$(4,728,997)	$(4,728,788)
Accretion of carrying value to redemption value	-	-	(1,125,315)	(1,125,315)
Excise tax payable attributable to redemption of common stock	-	-	(257,477)	(257,477)
Net loss	-	-	(817,025)	(817,025)
Balance as of December 31, 2024	2,082,825	$209	$(6,928,814)	$(6,928,605)

The accompanying notes are an integral part of these audited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
OPERATING ACTIVITIES
Net (loss) / income	$(817,025)	$121,221
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(582,231)	(2,276,593)
Change in fair value of convertible notes payable, related party	(790)	—
Amortization expenses	17,736	—
Interest expenses	123	—
Lease payments	(20,777)	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	5,548	182,343
Accounts payable and accrued expenses	(94,097)	541,449
Franchise tax payable	230,578	(15,315)
Income tax payable	179,000	646,000
Net cash used in operating activities	(1,081,935)	(800,895)
INVESTING ACTIVITIES
Investment of cash in Trust Account	(552,954)	(240,000)
Cash withdrawn from Trust Account	26,045,551	46,467,597
Net cash provided by investing activities	25,492,597	46,227,597
FINANCING ACTIVITIES
Redemption of common stock	(25,747,589)	(46,169,982)
Proceeds from bridge loan	1,476,882	—
Proceeds from convertible notes payable - related party	187,103	616,063
Repayment of convertible notes payable- related party	(270,000)	—
Net cash used in financing activities	(24,353,604)	(45,553,919)
Net increase (decrease) in cash during period	57,058	(127,217)
Cash and cash equivalents, beginning of period	11,700	138,917
Cash and cash equivalents, end of period	$68,758	$11,700
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Change in value of common stock subject to possible redemption	$24,622,274	$1,910,593
Original debt discount on bridge loan	$23,118	$—
Lease liabilities arising from obtaining ROU assets	$59,428	$—

The accompanying notes are an integral part of these audited financial statements.

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Hudson Acquisition I Corp.

As of December 31, 2024, the Company had not commenced core operations. All activity for the period from January 13, 2021 (inception) through December 31, 2024 relates to the Company’s formation and raising funds through the initial public offering (“Initial Public Offering”), which is described below, and efforts in identifying a target to consummate an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The allocation of the net proceeds available to the Company outside of the Trust Account, along with the interest earned on the funds held in the Trust Account available to pay for income and other tax liabilities, represents the best estimate of the intended uses of these funds. In the event that the assumptions prove to be inaccurate, the Company may reallocate some of such proceeds within the above-described categories. If the estimate of the costs of undertaking due diligence and negotiating the Initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to the Company from the Trust Account is insufficient as a result of the volatile interest rate environment, the Company may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, the Company could seek such additional capital through loans or additional investments from the Sponsor or third parties. The Sponsor has agreed to loan the Company up to an aggregate of $1,000,000 to be used for working capital purposes pursuant to a Promissory Note. As of December 31, 2024, the Company had $560,021 in borrowings under the Promissory Note (see Note 4). If the Company is unable to obtain the necessary funds, it may be forced to cease searching for a target business and liquidate without completing the Initial Business Combination.

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

On November 22, 2024, the Company executed the Business Combination Agreement with Aiways Automobile Europe GmbH, a German limited liability company engaged in the business of developing electric powered vehicles and vehicle (“Aiways”). Consistent with our strategy, we have identified and used general criteria and guidelines that we believe are important in evaluating the targets businesses, and we conducted a thorough due diligence review that encompassed, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as applicable, as well as a review of financial and other information in related to the Aiways Automobile Combination.

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

Extension Amendment

On July 17, 2023, the Company held the Special Meeting. On June 28, 2023, the record date for the Special Meeting, there were 8,928,125 shares of common stock outstanding, in which 8,556,625 were entitled to vote at the Special Meeting, approximately 84% of which were represented in person or by proxy at the Special Meeting. The stockholders approved the proposal to amend the Company’s Certificate of Incorporation to give the Company the option to extend the date by which the Company must effect a Business Combination beyond July 18, 2023 up to nine (9) times for an additional (1) month each time to April 18, 2024 upon the deposit into the Trust Account of $80,000 for each calendar month. This amendment increased the time the Company has to consummate an Initial Business Combination from the original maximum amount of 15 months to 18 months from the Initial Public Offering date. In connection with the votes to approve the proposals above, the holders of 4,427,969 shares of common stock of the Company properly exercised their right to redeem their shares for approximately $10.43 per share. Following such redemptions, $46,169,982 was withdrawn from the trust account on July 25, 2023 and 2,417,331 Public Shares remained outstanding as of December 31,2023.

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

On July 5, 2024, the Company held the Special Meeting. On June 4, 2024, the record date for the Special Meeting, there were 1,816,463 shares of common stock outstanding, and 2,184,288 shares of common stock and units entitled to be voted at the Special Meeting, approximately 98% of which were represented in person or by proxy at the Special Meeting. The stockholders approved the proposal to amend the Company’s Second Amended and Restated Certificate of Incorporation pursuant to an amendment to the Charter in the form set forth in Annex A to the Proxy Statement to extend the date by which the Company must effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses from January 18, 2025, up to nine (9) times for an additional one (1) month each time to October 18, 2025, and will no longer require monthly deposits into the Trust Account as of July 5, 2024. The stockholders also approved an amendment to the Charter to amend the Company’s Second Amended and Restated Certificate of Incorporation pursuant to the Charter in the form set forth in forth in Annex B to the Proxy Statement to amend Article Sixth of the Charter by adding a definition of IPO Rights, and Sixth (A)(ii) by adding “and IPO Rights” and (“and rights”) to read: “or (ii) provide its holders of 8 IPO Shares and IPO Rights with the opportunity to sell their shares and rights to the Corporation by means of a tender offer (“Tender Offer”)”.

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

In connection with the vote to approve the Extension Amendment, the holders of 3,200 shares of Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.08 per share, for an aggregate redemption amount of $35,457. Following such redemptions, 98,263 Public Shares remained outstanding as of December 31, 2024.

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

Liquidity and Capital Resources

As of December 31, 2024, the Company had $68,758 in its operating bank account and a working capital deficit of $4,439,876, the Company also has an accumulated deficit of $6,928,814. The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

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

Business combination and related agreement

On November 22, 2024, the Company executed the Business Combination Agreement with Aiways Automobile Europe GmbH, a German limited liability company engaged in the business of developing electric powered vehicles and vehicle (“Aiways”). Consistent with our strategy, we have identified and used general criteria and guidelines that we believe are important in evaluating the targets businesses, and we conducted a thorough due diligence review that encompassed, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as applicable, as well as a review of financial and other information in related to the Aiways Automobile Combination.

Nasdaq Compliance

On July 23, 2024, the Company received a notice from The NASDAQ Stock Market (“Nasdaq”) that its securities will be delisted from The Nasdaq Global Market. On December 15, 2023, the staff of Nasdaq (the “Staff”) notified the Company that the market value of its listed securities had been below the minimum $50,000,000 required for continued listing as set forth in Listing Rule 5450(b)(2)(A) (the “Rule”) for the previous 30 consecutive trading days. Therefore, in accordance with Listing Rule 5810(c)(3)(C), the Company was provided 180 calendar days, or until June 12, 2024, to regain compliance with the Rule. However, the Company did not regain compliance with the Rule. 9

In addition, based on the Staff’s review of the Company’s Definitive Proxy Statement filed June 24, 2024, the Staff determined that the Company does not comply Listing Rule 5450(b)(2)(A), requiring a minimum 1,100,000 Publicly Held Shares, and Listing Rule 5450(b)(2)(C), requiring a minimum of $15 million Market Value of Publicly Held Shares requirement.

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

On January 22, 2025, the Nasdaq Hearings Panel (“Panel”) has determined to delist the securities of HUDA from the Nasdaq Stock Market. Under the terms of the Panel’s September 27, 2024 decision, Hudson was required to regain compliance with the minimum total holders requirement of Listing Rule 5450(a)(2); the requirement to maintain a minimum 1,100,000 Publicly Held Shares of Listing Rule 5450(b)(2)(A); the minimum market value of listed securities requirement in Listing Rule 5450(b)(2)(A); and the minimum market value of publicly held shares requirement in Listing Rule 5450(b)(2)(C), by the time of completing a business combination. As HUDA failed to meet the listing requirements within the specified timeframe, accordingly, the Panel has determined to delist the HUDA’s securities from Nasdaq and will suspend trading in those securities effective at the open of business on January 24, 2025. Nasdaq will complete the delisting by filing a Form 25 Notification of Delisting with the SEC, after applicable appeal periods have lapsed. Nasdaq allows HUDA to request that the Nasdaq Listing and Hearing Review Council (“NLHRC”) review this decision. The management of HUDA decided not to appeal.

NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Significant accounting policies followed by the Company in the preparation of the accompanying financial statements are summarized below.

Reclassification

Certain amounts have been reclassified to improve the clarity and comparability of the financial statements. These reclassifications had no impact on previously reported total assets, liabilities, equity, net income (loss), or cash flows for any periods presented.

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

As of December 31, 2024, the Company’s cash and cash equivalents include balances deposited in working capital management account and margin balances held therein.

The margin balances are subject to a maintenance margin requirement. A margin call and potential forced liquidation will only occur if the account balance falls below the required maintenance level and no deposit is made to restore the margin. Until such time, the funds in the margin account remain fully accessible and available for general use by the Company. As of December 31, 2024, there are $44,710 margin balance held by bank, no subsequent margin call and forced liquidation occurred up to the reporting date.

In accordance with ASC 305 - Cash and Cash Equivalents, the Company has assessed that the margin balance is not subject to withdrawal restrictions and is not classified as restricted cash. As the account remains liquid and available, the full balance of the margin balance has been included in cash and cash equivalents in the accompanying financial statements.

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

Since the completion of its IPO on October 14, 2022, and through December 31, 2024, the Company withdrew $595,577 from the Trust Account to pay its liabilities related to the income taxes and Delaware franchise taxes. Through December 31, 2024, the Company remitted $215,265 to the Delaware franchise tax authorities, which resulted in excess of funds withdrawn from the Trust Account, but not remitted to the government authorities of $380,312. Additionally, as of December 31, 2024, the Company had accrued but unpaid income tax liability of $943,000, unpaid excise tax liability of $719,176 and unpaid liability for the Delaware franchise tax of $298,886. As of December 31, 2024, the Company had $68,758 in its operating bank account and had used all of the funds withdrawn from the Trust Account for payments of other operating expenses not related to taxes.

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

As of December 31, 2024 and 2023, the common stock subject to possible redemption reflected on the balance sheet is reflected in the following table:

Common stock subject to possible redemption, December 31, 2022	$69,786,334
Less:
Redemption of common stock in connection with Trust Extension	(46,169,982)
Add:
Accretion of carrying value to redemption value	1,910,592
Common stock subject to possible redemption, December 31, 2023	$25,526,944
Less:
Redemption of common stock	(25,747,589)
Add:
Accretion of carrying value to redemption value	1,125,315
Common stock subject to possible redemption, December 31, 2024	$904,670

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unpaid tax liabilities as income tax expense. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Share of Common Stock

The Company has two outstanding classes of shares, which are referred to as redeemable common stock and non-redeemable common stock. Earnings and losses are shared pro rata between the two classes of stock. The 98,263 and 2,417,331 redeemable shares of common stock for which the outstanding Public Rights are exercisable were excluded from diluted earnings and losses per share for the years ended December 31, 2024 and 2023, respectively because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of shares.

	For the Year Ended December 31,
	2024	2023
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Net income attributable to common stock subject to possible redemption, as adjusted	$597,539	$662,139
Denominator: Weighted average common shares subject to redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	777,107	4,807,221
Basic and diluted net income per share, common stock subject to possible redemption	$0.77	$0.14

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net income(loss)	$(817,025)	$121,221
Less: net income attributable to common stock subject to redemption	(597,539)	(662,139)
Net loss attributable to non-redeemable common stock, as adjusted	$(1,414,564)	$(540,918)
Denominator: Weighted average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	2,082,825	2,082,825
Basic and diluted net loss per share, non-redeemable common stock	$(0.68)	$(0.26)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2024, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Leases

The Company accounts for leases under Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and was adopted as of the beginning of the periods presented. The core principle of this standard is that a lessee should recognize the assets and liabilities that arise from leases, by recognizing in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. In accordance with the guidance of Topic 842, leases are classified as finance or operating leases, and both types of leases are recognized on the balance sheet.

The Company recognizes right-of-use assets and lease liabilities for leases with terms greater than 12 months. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. As of December 31, 2024, the Company has one operating lease.

The Company’s right-of-use asset relates to a three-year lease on a Lexus vehicle, which includes an option to purchase at the end of the leases. However, the company has no intention of purchasing the vehicle at the end of the lease term and will return the vehicle to the dealer.

The Company’s lease is capitalized at the present value of the minimum lease payments not yet paid. The Company uses the Company’s incremental borrowing rate for a period comparable to the lease term in order to calculate net present value of the lease liability.

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

Representative Shares

The Company agreed to issue to the underwriter at the closing of the Initial Public Offering up to 136,906 representative shares (“Representative Shares”), due to the partial exercise of the over-allotment, which will be issued upon the completion of the Initial Business Combination. The representative shares had an initial fair value of $327,205 and are included as deferred underwriting commissions in the accompanying balance sheets.

Recent Accounting Pronouncements

The Company is an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU incorporates certain U.S. Securities and Exchange Commission (SEC) disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to compare entities subject more easily to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective in two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company does not expect to adopt this guidance early and does not expect the adoption of this ASU to have a material impact on its future consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)- Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which provides guidance on the enhanced disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, on an annual and interim basis. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of this guidance should be applied retrospectively to all prior periods presented. Early adoption is permitted. The Company does not expect to adopt this guidance early and does not expect the adoption of this ASU to have a material impact on its future consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. The guidance is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company does not expect to adopt this guidance early and does not expect the adoption of this ASU to have a material impact on its future consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). The amendments in this Update affect a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. This update contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior statements to provide guidance in certain topical areas. ASU 2024-02 is effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company does not expect to adopt this guidance early and does not expect the adoption of this ASU to have a material impact on its future consolidated financial statements.

Recent accounting standards that have been issued by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent standards that are not anticipated to have an impact on or are unrelated to its financial position, results of operations, cash flows or disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3 — RELATED PARTY TRANSACTIONS

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

In connection with the approval of the extension amendment proposal, on July 18, 2023, the Sponsor entered into a non-interest bearing, unsecured promissory note issued by the Company in favor of the Sponsor (the “Extension Note”), providing for loans up to the aggregate principal amount of $720,000. On July 24, 2023, pursuant to the Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment, $80,000 was deposited into the Trust Account for a one-month extension. $80,000 will be deposited into the Trust Account each month the Company determines to extend the date by which it must consummate an Initial Business Combination. The Company has elected to extend such date until April 18, 2024, and an aggregate deposit of $720,000 of the proceeds of the Extension Note were made into the Trust Account. The Extension Note bears no interest and all unpaid principal under the Extension Note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination or (ii) the date of the liquidation of the Company. The Extension Note balance was $240,000 as of December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, there was $560,021 and $643,708, respectively, outstanding balance on the Note payable–related party account.

Administrative Support Agreement

Commencing on October 14, 2022, the Company has agreed to pay the Sponsor or its affiliate a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the years ended December 31, 2024 and 2023, the Company incurred $240,000 and $240,000, respectively, on administrative support fees.

NOTE 4 — COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.20 per Unit, or $1,369,060 and were paid offering expenses of $100,000 upon closing of the Initial Public Offering including the overallotment. As of December 31, 2024 and 2023, the Company had recorded deferred underwriting commissions of $2,723,060 payable only upon completion of the Initial Business Combination, which consisted of commissions and representative shares issuable in connection with the Initial Public Offering. The Company agreed to issue to the underwriter at the closing of the Initial Public Offering up to 136,906 representative shares (“Representative Shares”), due to the partial exercise of the over-allotment, which will be issued upon the completion of the Initial Business Combination. The representative shares had an initial fair value of $327,205.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s accompanying financial statements as there were redemptions by the public stockholders in 2023 and 2024; as a result, the Company recorded $719,176 and $461,700 excise tax liability as of December 31, 2024 and 2023, respectively. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

During the second quarter of 2024, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. The Company was unable to pay its obligation in full and it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

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

Agreement with Aiways Automobile Europe GmbH (the bridge loan)

On May 14, 2024, the Company set forth the terms of a proposed business combination transaction, between HUDA and Aiways Automobile Europe GmbH (“Aiways”) via a Letter Agreement. In connection with the proposed transaction, on May 18, 2024, the Company executed a non-interest bearing promissory note agreement with Aiways. In the agreement, Aiways agreed to issue a promissory note in the amount of $1,000,000 to the Company. Aiways made a payment of $1,000,000 to the Company on June 30, 2024. The Company recorded the receipt of the payment as notes payable-bridge loan account in the accompanying balance sheets.

On August 31, 2024, the Company executed a non-interest bearing promissory note agreement with Aiways. Pursuance to the agreement, Aiways agreed to issue a promissory note in the amount of $500,000 to the Company. The note should be repaid by the Company on or before the date on which the Company consummates an initial business combination at its election and without penalty. On September 25, 2024, the Company received the cash proceeds from Aiways in the amount of $476,882 which represented a principal of $500,000 and an original issuing discount of $23,118. The original issuing discount is recorded in balance sheet in a contra liability account net against the bridge loan from target company for de-SPAC transaction. The original issuing discount is amortized over the term of the loan. An amortization expense of $14,430 was recorded for year ended December 31, 2024. The principal of $500,000 was recorded in the balance sheet under the notes payable-bridge loan account.

As of December 31, 2024, the balance in the bridge loan from target company for de-SPAC transaction account was $1,491,312.

NOTE 5 — COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

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

NOTE 6 — STOCKHOLDERS’ DEFICIT

Authorized Shares

The total number of shares of capital stock, par value of $0.0001 per share, which the Company is authorized to issue is 200,000,000 shares of common stock. Except as otherwise required by law, the holders of the Common Stock shall exclusively possess all voting power with respect to the Company.

Founder’s Shares

At inception, January 13, 2021, the Company issued 2,875,000 Founder Shares of common stock for total receivable of approximately of $25,000 received on May 11, 2021. These Founder Shares included up to 375,000 shares of which were subject to forfeiture by the stockholder if the underwriters did not fully exercise their over-allotment option. On December 10, 2021, pursuant to the Underwriter Addendum, the aggregate number of Founder Shares were reduced to 1,725,000. All share and per-share amounts have been retroactively restated to reflect the share surrender. In connection with the partial exercise of the over-allotment option on October 21, 2022, 13,675 Founder Shares were forfeited. The remaining Founder Shares represent 20% of the outstanding shares after the Initial Public Offering. As of December 31, 2024 and 2023, there were 2,082,825 shares outstanding.

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

NOTE 7 — INCOME TAXES

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

The sources of income (loss) before  provision for income taxes are as follows for the years ending December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023
Domestic	(638,025)	767,221
Foreign	-	-
Total	(638,025)	767,221

The provision for income taxes comprised of the following for the year ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023
Current:
Federal	$120,000	$432,000
State and local	59,000	214,000
Foreign	-	-
Total current	179,000	646,000
Deferred:
Federal	-	-
State and local	-	-
Foreign	-	-
Total deferred	-	-
Total provision for income taxes	$179,000	$646,000

For the year ended December 31, 2024 and 2023, the effective tax rate differs from the U.S. statutory rate primarily due to the valuation allowance on the start-up costs.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Start-up costs	$854,681	$524,000
Valuation allowance	(854,681)	(524,000)
Net deferred tax assets (liabilities)	$-	$-

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2024 and 2023, the change in the valuation allowance was $854,681 and $524,000, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	December 31, 2024	December 31, 2023
Assets:
Cash and marketable securities held in Trust Account	1	$1,122,381	$26,036,953

Liabilities:
Convertible notes payable to related party at fair value	3	$560,021	$643,708

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the statements of operations and comprehensive loss for the periods presented.

Additionally, there was $4,217 and $0 of interest accrued, but not yet credited to the Trust Account, which was recorded in the balance sheets in interest receivable on cash and marketable securities held in Trust Account as of December 31, 2024 and 2023, respectively.

The convertible notes bear no interest and all unpaid principal under the convertible notes will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination or (ii) the date of the liquidation of the Company. At the election of the Sponsor, up to $1.0 million of the loans under the convertible notes may be settled in Units at a conversion rate of $10.00 per Unit, with each private unit comprised of one share of common stock of the Company and one right to one-fifth of a share of the Company’s common stock.  As of December 31, 2024, the principal of the convertible notes was $560,811 with a fair value balance of $560,021.

The convertible notes were valued using a Binomial model, which is considered to be a Level 3 fair value measurement. The estimated fair value of the promissory notes was based on the following ranges of significant inputs as of December 31, 2024 for all advances made under the promissory notes:

Assumptions	December 31, 2024
Expected term	0.8
Volatility	3.06%
Risk free rate	4.19%
Bond yield	10.67%

The following table presents information about the change in fair value of the Company’s Level 3 Working Capital Note during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Fair value - beginning of period	$643,708	$27,645
Additions (repayments), net	(82,897)	616,063
Change in fair value	(790)	-
Fair value - end of period	$560,021	$643,708

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various Levels during the years ended December 31, 2024 and 2023.

NOTE 9 — LEASE

The Company accounts for leases under Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and was adopted as of the beginning of the periods presented. The Company elected available practical expedients to not reassess prior conclusions about lease identification, classification, and initial direct costs of any expired or existing leases. The Company has one three-year operating lease for a Lexus vehicle with an effective date of October 29, 2024, and will be expired in October 2027. This lease offers a purchase option at the end of the lease term and the Company has determined not to exercise it. The vehicle lease was classified as an operating lease. The Company recognized a lease liability and a right-of-use (ROU) asset for this lease as of the effective date. The lease liability is initially and subsequently recognized based on the present value of the contract’s fixed future lease payments.

Management determined that the Company’s incremental borrowing rate is the risk free rate for the three year treasury bond on the effective date.

Components of lease expense are as follows:

	December 31, 2024	December 31, 2023
Amortization of ROU Asset - operating lease	$3,305	$-
Interest in lease liabilities - operating lease	135	-
Lease expense	20,639	-
Total lease expense	$24,079	$-

Supplemental balance sheet information related to leases is as follows:

	December 31, 2024	December 31, 2023
Operating lease right-of-use assets, gross	$59,428	$-
Accumulated amortization	(3,305)	-
Operating lease right-of-use assets, net	$56,123	$-
Operating lease liabilities, current portion	13,066	-
Operating lease liabilities, less current portion	25,720	-
Total Operating lease liabilities	$38,786	$-

Future minimum lease payments are $41,140 as of December 31, 2024.

NOTE 10 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are available to be issued. Other than below, there are no subsequent events identified that would require disclosure in the financial statements.

On January 22, 2025, the Company received written notice (the “Notice Letter”) from the Nasdaq Hearings Panel (the “Panel”) indicating that the Panel had determined to delist the HUDA’s securities from The Nasdaq Stock Market LLC (“Nasdaq”) and that trading in HUDA’s securities would be suspended at the open of trading on January 24, 2025 due to the Company’s failure to timely satisfy the terms of the Panel’s September 27, 2024 decision (the “Decision”). Pursuant to the terms of the Decision, amongst other things, the Company was required to close its initial business combination with an operating entity and the combined entity was required to evidence compliance with the criteria for initial listing on Nasdaq, including the applicable holders requirements, publicly held shares requirements, market value of listed securities requirements and market value of publicly held shares requirements, by January 20, 2025. On January 21, 2025, the Company notified the Panel that it was not be able to close its initial business combination by the Panel’s January 20, 2025 deadline. Accordingly, the Panel has determined to delist HUDA’s securities from Nasdaq as set forth in the Notice Letter.

On March 25, 2025, HUDA, EuroEV, the Company and the Signing Seller entered into Amendment to Business Combination Agreement (the “BCA Amendment”), pursuant to which the parties agreed to amend the BCA to (i) remove the covenant by HUDA to use its efforts to amend its Rights Agreement, dated as of October 14, 2022 (the “Rights Agreement”) by and between HUDA and Continental Stock Transfer & Trust Company to change the number of HUDA shares that each right of HUDA would convert into at the closing of HUDA’s initial business combination from 1/5th of a HUDA share to 1/50th of a HUDA share, and accordingly, any such efforts to amend the Rights Agreement will be abandoned by HUDA and each right of HUDA will convert into 1/5th of a HUDA share at the closing of HUDA’s initial business combination, and (ii) extend the outside date on which either HUDA or the Company can terminate the BCA from April 18, 2025 to July 18, 2025.

On April 10, 2025, Mr. Rodobaldo Duartes informed the Board of Directors of Hudson Acquisition I Corp. of his resignation as a director, effective immediately. The Board of Directors accepted Mr..Duartes’s resignation. With the resignation of Mr. Duartes, Mr. Hong Chen, a current director, will temporarily act as a member of the Audit Committee, a member of the Nomination Committee, and the Chair of the Compensation Committee, effective as of April 10, 2025, until after the next General Shareholder Meeting is held.