Form 10-Q
period 2025-03-31
Hudson Acquisition I Corp.
filed 2025-07-15
CIK 1853047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of March 31, 2025, there were 2,181,088 shares of common stock, par value $0.0001 per share of the registrant issued and outstanding.

HUDSON ACQUISITION I CORP.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

HUDSON ACQUISITION I CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$10,008	$68,758
Prepaid expenses and other current assets	5,000	6,200
Total current assets	15,008	74,958

Marketable securities held in Trust Account	1,091,680	1,122,381
Interest receivable in cash and marketable securities held in the Trust Account	3,894	4,217
Right-of-use assets, net	51,345	56,123
Total assets	$1,161,927	$1,257,679

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$731,348	$507,373
Franchise tax payable	298,886	298,886
Income tax payable	928,000	943,000
Excise tax payable	719,176	719,176
Notes payable - bridge loan	1,500,000	1,491,312
Convertible notes payable - related party	532,437	560,021
Short-term lease liabilities	13,199	13,066
Total current liabilities	4,723,046	4,532,834
Deferred underwriting commissions	2,723,060	2,723,060
Long-term lease liabilities	22,370	25,720
Total liabilities	7,468,476	7,281,614

Commitments and Contingencies (Note 4)
Common stock subject to possible redemption, 98,263 and 98,263 shares at redemption value of $9.29 and $9.21 per share as of March 31, 2025 and December 31, 2024, respectively	913,113	904,670

Stockholders’ deficit:
Common stock, par value $0.0001, 200,000,000 shares authorized; 2,082,825 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	209	209
Accumulated deficit	(7,219,871)	(6,928,814)
Total stockholders’ deficit	(7,219,662)	(6,928,605)
Total liabilities, redeemable common stock and stockholders’ deficit	$1,161,927	$1,257,679

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Operating expenses:
General and administrative expenses	$309,058	$282,344
Franchise tax expense	-	50,000
Loss from operations	(309,058)	(332,344)
Other income:
Interest earned on marketable securities held in Trust Account	11,443	340,660
Interest earned on cash account	1	180
Other income	11,444	340,840

Income (loss) before income taxes	(297,614)	8,496
Reversal/provision for income taxes	15,000	(91,000)
Net loss	$(282,614)	$(82,504)

Net income attributable to common stock subject to possible redemption- as adjusted	26,443	159,171
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	98,263	2,417,331
Basic and diluted net income per share, common stock subject to possible redemption- as adjusted	$0.27	$0.07
Net loss attributable to common stockholders	(309,057)	(241,675)
Weighted-average common shares outstanding, basic and diluted	2,082,825	2,082,825
Net loss per share common share, basic and diluted	$(0.15)	$(0.12)

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Accumulated	Stockholders’
Three Months Ended March 31, 2025	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2024	2,082,825	$209	$(6,928,814)	$(6,928,605)
Accretion of carrying value to redemption value	—	—	(8,443)	(8,443)
Net loss	—	—	(282,614)	(282,614)
Balance as of March 31, 2025	2,082,825	$209	$(7,219,871)	$(7,219,662)

	Common Stock		Accumulated	Stockholders’
Three Months Ended March 31, 2024	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2023	2,082,825	$209	$(4,728,997)	$(4,728,788)
Accretion of carrying value to redemption value	—	—	(439,660)	(439,660)
Net loss	—	—	(82,504)	(82,504)
Balance as of March 31, 2024	2,082,825	$209	$(5,251,161)	$(5,250,952)

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(282,614)	$(82,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(11,443)	(340,660)
Amortization expenses	13,466	—
Interest expenses	382	—
Lease payments	(3,599)	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	1,200	6,748
Accounts payable and accrued expenses	223,976	(56,636)
Franchise tax payable	—	50,000
Income tax payable	(15,000)	91,000
Related party payables	—	60,000
Net cash used in operating activities	(73,632)	(272,052)
INVESTING ACTIVITIES
Investment of cash in Trust Account	—	(80,000)
Cash withdrawn from Trust Account	42,467	222,456
Net cash provided by investing activities	42,467	142,456
FINANCING ACTIVITIES
Proceeds of notes payable - related party	73,632	130,500
Repayment of borrowing from related parties	(101,217)	—
Net cash (used in) provided by financing activities	(27,585)	130,500
Net increase in cash during period	(58,750)	904
Cash, beginning of period	68,758	11,700
Cash, end of period	$10,008	$12,604
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Accretion of common stock subject to possible redemption	$(8,443)	$439,660

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2025

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

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Hudson Acquisition I Corp.

As of March 31, 2025, the Company had not commenced core operations. All activity for the period from January 13, 2021 (inception) through March 31, 2025 relates to the Company’s formation and raising funds through the initial public offering (“Initial Public Offering”), which is described below, and efforts in identifying a target to consummate an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The allocation of the net proceeds available to the Company outside of the Trust Account, along with the interest earned on the funds held in the Trust Account available to pay for income and other tax liabilities, represents the best estimate of the intended uses of these funds. In the event that the assumptions prove to be inaccurate, the Company may reallocate some of such proceeds within the above-described categories. If the estimate of the costs of undertaking due diligence and negotiating the Initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to the Company from the Trust Account is insufficient as a result of the volatile interest rate environment, the Company may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, the Company could seek such additional capital through loans or additional investments from the Sponsor or third parties. The Sponsor has agreed to loan the Company up to an aggregate of $1,000,000 to be used for working capital purposes pursuant to a Promissory Note. As of March 31, 2025, the Company had $574,902 in borrowings under the Promissory Note (see Note 4). If the Company is unable to obtain the necessary funds, it may be forced to cease searching for a target business and liquidate without completing the Initial Business Combination.

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

In connection with the vote to approve the Extension Amendment, the holders of 3,200 shares of Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.08 per share, for an aggregate redemption amount of $35,457. Following such redemptions, 98,263 Public Shares remained outstanding as of March 31, 2025.

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

Liquidity and Capital Resources

As of March 31, 2025, the Company had $10,008 in its operating bank account and a working capital deficit of $  4,708,038, the Company also has an accumulated deficit of $7,219,871. The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on May 27, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $10,008.

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

Since the completion of its IPO on October 14, 2022, and through March 31, 2025, the Company withdrew $638,043 from the Trust Account to pay its liabilities related to the income taxes and Delaware franchise taxes and convertible promissory notes.   Through March 31, 2025, the Company remitted $215,265 to the Delaware franchise tax authorities, which resulted in excess of funds withdrawn from the Trust Account, but not remitted to the government authorities of $380,312. Additionally, as of March 31, 2025, the Company had accrued but unpaid income tax liability of $928,000, unpaid excise tax liability of $719,176 and unpaid liability for the Delaware franchise tax of $298,886. As of March 31, 2025, the Company had $10,008 in its operating bank account and had used all of the funds withdrawn from the Trust Account for payments of other operating expenses not related to taxes.

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

As of March 31, 2025 and December 31, 2024, the common stock subject to possible redemption reflected on the condensed balance sheet is reflected in the following table:

Common stock subject to possible redemption, December 31, 2023	$25,526,944
Less:
Redemption of common stock	(25,747,589)
Add:
Accretion of carrying value to redemption value	1,125,315
Common stock subject to possible redemption, December 31, 2024	$904,670
Less:
Redemption of common stock	—
Add:
Accretion of carrying value to redemption value	$8,443
Common stock subject to possible redemption, March 31, 2025	$913,113

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

Net (Loss) Income per Share of Common Stock

The Company has two outstanding classes of shares, which are referred to as redeemable common stock and non-redeemable common stock. Earnings and losses are shared pro rata between the two classes of stock. The 98,263 redeemable shares of common stock for which the outstanding Public Rights are exercisable were excluded from diluted earnings and losses per share for the three months ended March 31, 2025 and 2024, respectively because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of shares.

	Three Months Ended March 31,
	2025	2024
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$26,443	$159,171
Net income attributable to common stock subject to possible redemption	$26,443	$159,171
Denominator: Weighted average common shares subject to redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	98,263	2,417,331
Basic and diluted net income per share, common stock subject to possible redemption	$0.27	$0.07

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(282,614)	$(82,504)
Less: net income attributable to common stock subject to redemption	(26,443)	(159,171)
Net loss attributable to non-redeemable common stock	$(309,057)	$(241,675)
Denominator: Weighted average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	2,082,825	2,082,825
Basic and diluted net loss per share, non-redeemable common stock	$(0.15)	$(0.12)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2025, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company recognizes right-of-use assets and lease liabilities for leases with terms greater than 12 months. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. As of March 31, 2025, the Company has one operating lease.

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

In connection with the approval of the extension amendment proposal, on July 18, 2023, the Sponsor entered into a non-interest bearing, unsecured promissory note issued by the Company in favor of the Sponsor (the “Extension Note”), providing for loans up to the aggregate principal amount of $720,000. On July 24, 2023, pursuant to the Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment, $80,000 was deposited into the Trust Account for a one-month extension. $80,000 will be deposited into the Trust Account each month the Company determines to extend the date by which it must consummate an Initial Business Combination. The Company has elected to extend such date until April 18, 2024, and an aggregate deposit of $720,000 of the proceeds of the Extension Note were made into the Trust Account. The Extension Note bears no interest and all unpaid principal under the Extension Note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination or (ii) the date of the liquidation of the Company. The Extension Note balance was $240,000 as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025 and December 31, 2024, there was $532,437 and $560,021, respectively, outstanding balance on the Note payable–related party account.

Administrative Support Agreement

Commencing on October 14, 2022, the Company has agreed to pay the Sponsor or its affiliate a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2025 and for the years ended December 31, 2024, the Company incurred $60,000 and $240,000, respectively, on administrative support fees.

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

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.20 per Unit, or $1,369,060 and were paid offering expenses of $100,000 upon closing of the Initial Public Offering including the overallotment. As of March 31, 2025 and December 31, 2024, the Company had recorded deferred underwriting commissions of $2,723,060 payable only upon completion of the Initial Business Combination, which consisted of commissions and representative shares issuable in connection with the Initial Public Offering. The Company agreed to issue to the underwriter at the closing of the Initial Public Offering up to 136,906 representative shares (“Representative Shares”), due to the partial exercise of the over-allotment, which will be issued upon the completion of the Initial Business Combination. The representative shares had an initial fair value of $327,205.

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

On August 31, 2024, the Company executed a non-interest bearing promissory note agreement with Aiways. Pursuance to the agreement, Aiways agreed to issue a promissory note in the amount of $500,000 to the Company. The note should be repaid by the Company on or before the date on which the Company consummates an initial business combination at its election and without penalty. On September 25, 2024, the Company received the cash proceeds from Aiways in the amount of $476,882 which represented a principal of $500,000 and an original issuing discount of $23,118. The original issuing discount is recorded in balance sheet in a contra liability account net against the bridge loan from target company for de-SPAC transaction. The original issuing discount is amortized over the term of the loan. An amortization expense of $8,688 and $14,430 were recorded for the three months ended March 31, 2025 and for the year ended December 31, 2024, respectively. The principal of $500,000 was recorded in the balance sheet under the notes payable-bridge loan account.

On November 22, 2024, the Company entered into a Business Combination Agreement with Aiways. Pursuant to the Business Combination Agreement, the bridge loan shall be repaid by the combined entity post the despac (the “Pubco”) to Aiways after the the completion of the business combination. In case the business combination is not completed due to the Sponsor, the Sponsor shall repay the full amount of the bridge loan to Aiways.

As of March 31, 2025, the balance in the bridge loan from target company for de-SPAC transaction account was $1,500,000, and it is due on demand as of March 31,2025. As of July 14, 2025, there’s no due demand toward the $1,500,000 bridge loan.

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

Founder’s Shares

At inception, January 13, 2021, the Company issued 2,875,000 Founder Shares of common stock for total receivable of approximately of $25,000 received on May 11, 2021. These Founder Shares included up to 375,000 shares of which were subject to forfeiture by the stockholder if the underwriters did not fully exercise their over-allotment option. On December 10, 2021, pursuant to the Underwriter Addendum, the aggregate number of Founder Shares were reduced to 1,725,000. All share and per-share amounts have been retroactively restated to reflect the share surrender. In connection with the partial exercise of the over-allotment option on October 21, 2022, 13,675 Founder Shares were forfeited. The remaining Founder Shares represent 20% of the outstanding shares after the Initial Public Offering. As of March 31, 2025 and December 31, 2024, there were 2,082,825 shares outstanding.

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

NOTE 7 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2025	December 31, 2024
Assets:
Cash and marketable securities held in Trust Account	1	$1,091,680	$1,122,381

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the statements of operations and comprehensive loss for the periods presented.

Additionally, there was $3,894 and $4,217 of interest accrued, but not yet credited to the Trust Account, which was recorded in the balance sheets in interest receivable on cash and marketable securities held in Trust Account as of March 31, 2025 and December 31, 2024, respectively.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from Level 3 assets or liabilities during the three months ended March 31, 2025 and 2024.

NOTE 8 — LEASE

Management determined that the Company’s incremental borrowing rate is the risk free rate for the three-year treasury bond on the effective date.

Components of lease expense are as follows:

	March 31, 2025	December 31, 2024
Amortization of ROU Asset - operating lease	$8,083	$3,305
Interest in lease liabilities - operating lease	382	135
Lease expense	5,160	20,639
Total lease expense	$13,625	$24,079

Supplemental balance sheet information related to leases is as follows:

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets, gross	$59,428	$59,428
Accumulated amortization	(8,083)	(3,305)
Operating lease right-of-use assets, net	$51,345	$56,123
Operating lease liabilities, current portion	13,199	13,066
Operating lease liabilities, non-current portion	22,370	25,720
Total Operating lease liabilities	$35,569	$38,786

Future minimum lease payments are $37,541 as of March 31, 2025.

NOTE 9 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are available to be issued. Other than below, there are no subsequent events identified that would require disclosure in the financial statements.

On July 2, 2025, the Nasdaq Stock Market announced that it will delist the common stock, unit, and rights of Hudson Acquisition I Corp. Nasdaq will file a Form 25 with the Securities and Exchange Commission to complete the delisting.

On July 2, 2025, Hudson Acquisition I Corp re-domesticated from the State of Delaware to the State of Wyoming.

On July 11, 2025, Nasdaq official filed Form 25 with the U.S. Securities and Exchange Commission, to remove the HUDA’s common stock, rights and units from both listing on Nasdaq and registration under Section 12(b) of the Exchange Act. The delisting will be effective ten days after the filing.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2025 were organizational activities and those necessary to prepare for our initial public offering, described below, and identifying a target for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net loss of $282,614, which consisted of interest earned on marketable securities held in the trust account of $11,443, interest earned on operating cash account of $1, and prior year true up for income tax of $18,000, offset by general and administrative expenses of $309,058, and provision for income taxes of $3,000.

For the three months ended March 31, 2024, we had net loss of $82,504, which consisted of interest earned on marketable securities held in the trust account of $340,660 and interest earned on operating cash account of $180, offset by general and administrative expenses of $282,344, franchise tax expense of $50,000, and provision for income taxes of $91,000.

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

For the three months ended March 31, 2025, cash used in operating activities was $73,633, consisting of a net loss of $282,614, interest received on marketable securities held in the Trust Account of $11,443, a lease payment of $3,599, and an increase in accounts payable and accrued expenses of $223,976, that were partially offset by the amortization expense of $13,466, and interest expense of $382.

For the three months ended March 31, 2024, net cash used in operating activities was $272,052. Net loss of $82,504 was offset by a non-cash charge for interest earned on marketable securities held in the Trust Account of $340,660. Changes in operating assets and liabilities provided $151,113 of cash from operating activities.

For the three months ended March 31, 2025, cash provided by investing activities was $42,467, consisting of cash withdrawn from the Trust Account of $42,467.

For the three months ended March 31, 2024, cash provided by investing activities was $142,456, consisting of cash withdrawn from the Trust Account of $222,456, that was partially offset by an investment of cash in Trust Account of $80,000.

For the three months ended March 31, 2025, cash used in financing activities was $27,585, consisting of the repayment of borrowing from related parties of $101,217, that were partially offset by cash proceeds from the related party borrowing of $73,632.

For the three months ended March 31, 2024, cash provided by financing activities was $130,500, consisting of cash proceeds from the related party borrowing of $130,500.

As of March 31, 2025, the Company had cash held in the trust account of $1,091,680. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned in the trust account to complete our Initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, the Company had $10,008 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

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

Franchise and Income Tax Withdrawals from Trust Account

Since the completion of its IPO on October 14, 2022, and through March 31, 2025, the Company withdrew $638,043 from the Trust Account to pay its liabilities related to the income taxes and Delaware franchise taxes and convertible promissory notes. Through March 31, 2025, the Company remitted $215,265 to the Delaware franchise tax authorities, which resulted in excess of funds withdrawn from the Trust Account, but not remitted to the government authorities of $380,312. Additionally, as of March 31, 2025, the Company had accrued but unpaid income tax liability of $943,000, unpaid excise tax liability of $719,176 and unpaid liability for the Delaware franchise tax of $298,886. As of March 31, 2025, the Company had $10,008 in its operating bank account and had used all of the funds withdrawn from the Trust Account for payments of other operating expenses not related to taxes. Management determined that this use of funds was not in accordance with the Trust Agreement.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2025.

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

As of March 31, 2025, we had recorded deferred underwriting commissions and representative shares of $2,723,060 payable only upon completion of our Initial Business Combination, which consisted of commissions payable in cash of $2,395,855 and representative shares issued in connection with the Initial Public Offering. We agreed to issue to the underwriter at the closing of the Initial Public Offering 136,906 representative shares (“Representative Shares”), due to the partial exercise of the over-allotment, which will be issued upon the completion of our Initial Business Combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Management (with the participation of the CEO and CFO) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

During the period from January 13, 2021 through March 31, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUDSON ACQUISITION I CORP.

Date: July 15, 2025	By:	/s/ Warren Wang
Warren Wang
Chief Executive Officer (Principal Executive Officer)

Date: July 15, 2025	By:	/s/ Pengfei Xie
Pengfei Xie
Chief Financial Officer (Principal Financial and Accounting Officer)