Form 10-Q
period 2025-06-30
Hudson Acquisition I Corp.
filed 2025-10-20
CIK 1853047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of June 30, 2025, there were 2,181,088 shares of common stock, par value $0.0001 per share of the registrant issued and outstanding.

HUDSON ACQUISITION I CORP.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

HUDSON ACQUISITION I CORP.

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$68,758
Prepaid expenses and other current assets	5,000	6,200
Total current assets	5,000	74,958

Marketable securities held in Trust Account	1,093,891	1,122,381
Interest receivable in cash and marketable securities held in the Trust Account	3,741	4,217
Right-of-use assets, net	46,535	56,123
Total assets	$1,149,167	$1,257,679

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$717,646	$507,373
Franchise tax payable	298,886	298,886
Income tax payable	931,000	943,000
Excise tax payable	719,176	719,176
Notes payable – bridge loan	1,500,000	1,491,312
Convertible notes payable – related party	611,487	560,021
Short-term lease liabilities	13,333	13,066
Total current liabilities	4,791,528	4,532,834
Deferred underwriting commissions	2,723,060	2,723,060
Long-term lease liabilities	18,986	25,720
Total liabilities	7,533,574	7,281,614

Commitments and Contingencies (Note 4)
Common stock subject to possible redemption, 98,263 and 98,263 shares at redemption value of $9.38 and $9.21 per share as of June 30, 2025 and December 31, 2024, respectively	921,464	904,670

Stockholders’ deficit:

Common stock, par value $0.0001, 200,000,000 shares authorized; 2,082,825 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	209	209
Accumulated deficit	(7,306,080)	(6,928,814)
Total stockholders’ deficit	(7,305,871)	(6,928,605)
Total liabilities, redeemable common stock and stockholders’ deficit	$1,149,167	$1,257,679

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Operating expenses:
General and administrative	$86,208	$187,165	$395,266	$469,509
Franchise tax expense (reversal)	-	(26,000)	-	24,000
Loss from operations	(86,208)	(161,165)	(395,266)	(493,509)

Other income:
Interest earned on marketable securities held in Trust Account	11,350	208,927	22,793	549,587
Interest earned on cash account	-	1,111	1	1,291
Other income, net	11,350	210,038	22,794	550,878

(Loss) Income before income taxes	(74,858)	48,873	(372,472)	57,369
Reversal/provision for income taxes	(3,000)	(75,000)	12,000	(166,000)

Net loss	$(77,858)	$(26,127)	$(360,472)	$(108,631)

Net income attributable to common stock subject to possible redemption- as adjusted	8,350	578,397	34,793	640,202
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	98,263	513,173	98,263	1,465,252
Basic and diluted net income per share, common stock subject to possible redemption- as adjusted	$0.08	$1.13	$0.35	$0.44
Net loss attributable to common stockholders	(86,208)	(604,524)	(395,265)	(748,833)
Weighted-average common shares outstanding, basic and diluted	2,082,825	2,082,825	2,082,825	2,082,825
Net loss per share common share, basic and diluted	$(0.04)	$(0.29)	$(0.19)	$(0.36)

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

				Total
	Common Stock		Accumulated	Stockholder’s
	Shares	Amount	Deficit	Deficit

Balance, January 1, 2025	2,082,825	$209	$(6,928,814)	$(6,928,605)
Accretion of common stock subject to possible redemption	-	-	(8,443)	(8,443)
Net loss	-	-	(282,614)	(282,614)
Balance, March 31, 2025	2,082,825	209	(7,219,871)	(7,219,662)
Accretion of common stock subject to possible redemption	-	-	(8,351)	(8,351)
Net loss	-	-	(77,858)	(77,858)
Balance, June 30, 2025	2,082,825	209	(7,306,080)	(7,305,871)

				Total
	Common Stock		Accumulated	Stockholder’s
	Shares	Amount	Deficit	Deficit

Balance, January 1, 2024	2,082,825	$209	$(4,728,997)	$(4,728,788)
Accretion of common stock subject to possible redemption	-	-	(439,660)	(439,660)
Net loss	-	-	(82,504)	(82,504)
Balance, March 31, 2024	2,082,825	209	(5,251,161)	(5,250,952)
Accretion of common stock subject to possible redemption	-	-	(984,463)	(984,463)
Net loss	-	-	(26,127)	(26,127)
Balance, June 30, 2024	2,082,825	209	(6,261,751)	(6,261,542)

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(360,472)	$(108,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(22,793)	(549,587)
Amortization expenses	18,276	-
Interest expenses	(2,869)	-
Lease payments	(3,599)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,200	(104,254)
Accounts payable and accrued expenses	210,273	(174,869)
Franchise tax payable	-	24,000
Income tax payable	(12,000)	166,000
Net cash used in operating activities	$(171,984)	$(747,341)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash withdrawn from Trust Account for payment to redeeming stockholders	-	25,712,132
Investment of cash in Trust Account	-	(538,787)
Withdrawal of interest from Trust Account	51,760	222,456
Net cash provided by investing activities	$51,760	$25,395,801

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common stock	-	(25,712,132)
Advances from target company for de-SPAC transaction	-	1,000,000
Proceeds of notes payable – related party	171,985	187,103
Repayment of borrowing from related parties	(120,519)	-
Net cash provided by (used in) financing activities	$51,466	$(24,525,029)

NET CHANGE IN CASH	(68,758)	123,431
Cash - Beginning of period	68,758	11,700
Cash - End of period	$-	$135,131

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Excise tax payable	$-	$257,122
Accretion of common stock subject to possible redemption	$(16,794)	$1,167,001

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2025

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

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Hudson Acquisition I Corp.

As of June 30, 2025, the Company had not commenced core operations. All activity for the period from January 13, 2021 (inception) through June 30, 2025 relates to the Company’s formation and raising funds through the initial public offering (“Initial Public Offering”), which is described below, and efforts in identifying a target to consummate an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2025

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS (cont.)

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

The allocation of the net proceeds available to the Company outside of the Trust Account, along with the interest earned on the funds held in the Trust Account available to pay for income and other tax liabilities, represents the best estimate of the intended uses of these funds. In the event that the assumptions prove to be inaccurate, the Company may reallocate some of such proceeds within the above-described categories. If the estimate of the costs of undertaking due diligence and negotiating the Initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to the Company from the Trust Account is insufficient as a result of the volatile interest rate environment, the Company may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, the Company could seek such additional capital through loans or additional investments from the Sponsor or third parties. The Sponsor has agreed to loan the Company up to an aggregate of $1,000,000 to be used for working capital purposes pursuant to a Promissory Note. As of June 30, 2025, the Company had $611,487 in borrowings under the Promissory Note (see Note 3). If the Company is unable to obtain the necessary funds, it may be forced to cease searching for a target business and liquidate without completing the Initial Business Combination.

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2025

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS (cont.)

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

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2025

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS (cont.)

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

On July 10, 2024, the Company filed a Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The Certificate of Amendment amends the Certificate of Incorporation to give the Company the option to extend the date by which the Company must effect a Business Combination beyond January 18, 2025, up to nine (9) times for an additional (1) month each time to October 18, 2025, and will no longer require monthly deposits into the Trust Account as of July 5, 2024.

In connection with the vote to approve the Extension Amendment, the holders of 3,200 shares of Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.08 per share, for an aggregate redemption amount of $35,457. Following such redemptions, 98,263 Public Shares remained outstanding as of June 30, 2025.

On October 15, 2025, the Company held the Special Meeting. On September 25, 2025, the record date for the Special Meeting, there were ~~2,181,088 shares of common stock outstanding, and~~ 2,181,088 shares of common stock entitled to be voted at the Special Meeting, approximately 96% of which were represented in person or by proxy at the Special Meeting. The stockholders approved the proposal to amend the Company’s Third Amended and Restated Certificate of Incorporation pursuant to an amendment to the Charter in the form set forth in Annex A to the Proxy Statement to extend the date by which the Company must effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses from October 18, 2025, up to nine (9) times for an additional one (1) month each time to July 18, 2026, and does not require monthly deposits into the Trust Account.

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2025

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS (cont.)

On October 15, 2025, the Company filed a Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The Certificate of Amendment amends the Certificate of Incorporation to give the Company the option to extend the date by which the Company must effect a Business Combination beyond October 18, 2025, up to nine (9) times for an additional (1) month each time to July 18, 2026, and will no longer require monthly deposits into the Trust Account.

In connection with the vote to approve the Extension Amendment, the holders of 61,492 shares of Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.89 per share, for an aggregate redemption amount of $669,647.88. Following such redemptions, 36,771 Public Shares remained outstanding as of October 15, 2025.

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

Liquidity and Capital Resources

As of June 30, 2025, the Company had a working capital deficit of $4,786,528, the Company also has an accumulated deficit of $7,306,080. The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 18, 2026, assuming the monthly extension requirements are satisfied, to consummate a Business Combination (the “Combination Period”). Following the first extension, the Company was able to extend the date by which an Initial Business Combination must be consummated beyond July 18, 2023 up to nine times for an additional one month each time to April 18, 2024 upon the deposit into the Trust Account of $80,000 in each calendar month. Following the second extension, the Company was able to extend the date by which an Initial Business Combination must be consummated beyond April 18, 2024 up to an additional nine times for an additional one month each time to January 18, 2025 upon the deposit into the Trust Account of $25,000 each calendar month. Following the third extension, the Company is able to extend the date by which an Initial Business Combination must be consummated beyond January 18, 2025, up to an additional nine times for an additional one month each time to October 18, 2025, with extension payments in connection with the first and second extension ending on July 5, 2024. Following the fourth extension, the Company is able to extend the date by which an Initial Business Combination must be consummated beyond October 18, 2025, up to an additional nine times for an additional one month each time to July 18, 2026, with no further extension payments. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by July 18, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Combination Period.

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2025

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS (cont.)

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

Accordingly, the Staff has determined that the Company’s securities will be delisted from The Nasdaq Global Market. On July 11, 2025 a Form 25-NSE was filed with the Securities and Exchange Commission (the “SEC”), which removed the Company’s securities from listing and registration on The Nasdaq Stock Market.

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2025

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS (cont.)

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

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2025

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS (cont.)

On January 22, 2025, the Nasdaq Hearings Panel (“Panel”) has determined to delist the securities of HUDA from the Nasdaq Stock Market. Under the terms of the Panel’s September 27, 2024 decision, Hudson was required to regain compliance with the minimum total holders requirement of Listing Rule 5450(a)(2); the requirement to maintain a minimum 1,100,000 Publicly Held Shares of Listing Rule 5450(b)(2)(A); the minimum market value of listed securities requirement in Listing Rule 5450(b)(2)(A); and the minimum market value of publicly held shares requirement in Listing Rule 5450(b)(2)(C), by the time of completing a business combination. As HUDA failed to meet the listing requirements within the specified timeframe, accordingly, the Panel has determined to delist the HUDA’s securities from Nasdaq and will suspend trading in those securities effective at the open of business on January 24, 2025. On July 11, 2025, Nasdaq filed a Form 25 Notification of Delisting with the SEC, after applicable appeal periods have lapsed, which removed the Company’s securities from listing and registration on The Nasdaq Stock Market.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on May 27, 2025. The interim results for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

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

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2025

NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company closed its bank account in April 2025 and there is no active bank account standing under the Company as of June 30,2025. The Company did not have any cash and cash equivalents balance as of June 30, 2025.

Marketable Securities Held in Trust Account

The Company classifies its Marketable Securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities is included in interest earned on investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Since the completion of its IPO on October 14, 2022, and through June 30, 2025, the Company withdrew $647,337 from the Trust Account to pay its liabilities related to the income taxes and Delaware franchise taxes and convertible promissory notes. Through June 30, 2025, the Company remitted $215,265 to the Delaware franchise tax authorities, which resulted in excess of funds withdrawn from the Trust Account, but not remitted to the government authorities of $432,072. Additionally, as of June 30, 2025, the Company had accrued but unpaid income tax liability of $931,000, unpaid excise tax liability of $719,176 and unpaid liability for the Delaware franchise tax of $298,886. As of June 30, 2025, the Company had used all of the funds withdrawn from the Trust Account for payments of other operating expenses not related to taxes.

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2025

NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

As of June 30, 2025 and December 31, 2024, the common stock subject to possible redemption reflected on the condensed balance sheet is reflected in the following table:

Common stock subject to possible redemption, December 31, 2023	$25,526,944
Less:
Redemption of common stock in connection with Trust Extension	(25,747,589)
Add:
Accretion of carrying value to redemption value	1,125,315
Common stock subject to possible redemption, December 31, 2024	$904,670
Add:
Accretion of carrying value to redemption value	16,794
Common stock subject to possible redemption, June 30, 2025	$921,464

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2025

NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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
	Three Months Ended June 30,
	2025	2024
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$8,350	$578,397
Net income attributable to common stock subject to possible redemption	$8,350	$578,397
Denominator: Weighted average common shares subject to redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	98,263	513,173
Basic and diluted net income per share, common stock subject to possible redemption	$0.08	$1.13

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(77,858)	$(26,127)
Less: net income attributable to common stock subject to redemption	8,350	578,397
Net loss attributable to non-redeemable common stock	$(86,208)	$(604,524)
Denominator: Weighted average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	2,082,825	2,082,825
Basic and diluted net loss per share, non-redeemable common stock	$(0.04)	$(0.29)

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2025

NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

	Six Months Ended June 30,
	2025	2024
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Net income attributable to common stock subject to possible redemption	$34,793	$640,202
Net income attributable to common stock subject to possible redemption	$34,793	$640,202
Denominator: Weighted average common shares subject to redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	98,263	1,465,252
Basic and diluted net income per share, common stock subject to possible redemption	$0.35	$0.44

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(360,472)	$(108,631)
Less: net income attributable to common stock subject to redemption	34,793	640,202
Net loss attributable to non-redeemable common stock	$(395,265)	$(748,833)
Denominator: Weighted average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	2,082,825	2,082,825
Basic and diluted net loss per share, non-redeemable common stock	$(0.19)	$(0.36)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2025, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2025

NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

The Company recognizes right-of-use assets and lease liabilities for leases with terms greater than 12 months. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. As of June 30, 2025, the Company has one operating lease.

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

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2025

NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

In November 2024, the FASB issued ASU 2024-03, “Reporting Comprehensive Income — Expense Disaggregation Disclosures”, which focuses on improving the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting the standard and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations and cash flows.

In January 2025, the FASB issued ASU 2025-01, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures”. The amendment in ASU 2025-01 amends the effective date of ASC 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations and cash flows.

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

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2025

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

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2025

NOTE 3 — RELATED PARTY TRANSACTIONS (cont.)

In connection with the approval of the extension amendment proposal, on July 18, 2023, the Sponsor entered into a non-interest bearing, unsecured promissory note issued by the Company in favor of the Sponsor (the “Extension Note”), providing for loans up to the aggregate principal amount of $720,000. On July 24, 2023, pursuant to the Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment, $80,000 was deposited into the Trust Account for a one-month extension. $80,000 will be deposited into the Trust Account each month the Company determines to extend the date by which it must consummate an Initial Business Combination. The Company has elected to extend such date until April 18, 2024, and an aggregate deposit of $720,000 of the proceeds of the Extension Note were made into the Trust Account. The Extension Note bears no interest and all unpaid principal under the Extension Note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination or (ii) the date of the liquidation of the Company. The Extension Note balance was $240,000 as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025 and December 31, 2024, there was $611,487 and $560,021, respectively, outstanding balance on the Convertible notes payable - related party account.

Administrative Support Agreement

Commencing on October 14, 2022, the Company has agreed to pay the Sponsor or its affiliate a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the six months ended June 30, 2025 and for the years ended December 31, 2024, the Company incurred $120,199 and $240,000, respectively, on administrative support fees.

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

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.20 per Unit, or $1,369,060 and were paid offering expenses of $100,000 upon closing of the Initial Public Offering including the overallotment. As of June 30, 2025 and December 31, 2024, the Company had recorded deferred underwriting commissions of $2,723,060 payable only upon completion of the Initial Business Combination, which consisted of commissions and representative shares issuable in connection with the Initial Public Offering. The Company agreed to issue to the underwriter at the closing of the Initial Public Offering up to 136,906 representative shares (“Representative Shares”), due to the partial exercise of the over-allotment, which will be issued upon the completion of the Initial Business Combination. The representative shares had an initial fair value of $327,205.

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2025

NOTE 4 — COMMITMENTS AND CONTINGENCIES (cont.)

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

In connection with the Company’s First and Second Extension Meetings, Continental stock transfer & trust (referred as” CST”), acting as trustee of the Trust Account, distributed redemption proceeds to redeeming public stockholders based on estimated per-share redemption prices. These prices did not account for certain tax amounts that the Company was entitled to withdraw from the Trust Account to pay income tax liabilities. As a result, the redemption prices were higher than they should have been, and stockholders were inadvertently overpaid. After discovering the error, the Company calculated that the total overpayment across all three extensions was $819,949. Starting from July 2025, the Company is in the process of engaging CST to notify the affected stockholders and request the return of the overpaid amounts. This overpayment issue does not impact the redemption rights of current public stockholders, and the Trust Account remains sufficient to fund redemptions in connection with the Business Combination.

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

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2025

NOTE 4 — COMMITMENTS AND CONTINGENCIES (cont.)

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

On August 31, 2024, the Company executed a non-interest bearing promissory note agreement with Aiways. Pursuance to the agreement, Aiways agreed to issue a promissory note in the amount of $500,000 to the Company. The note should be repaid by the Company on or before the date on which the Company consummates an initial business combination at its election and without penalty. On September 25, 2024, the Company received the cash proceeds from Aiways in the amount of $476,882 which represented a principal of $500,000 and an original issuing discount of $23,118. The original issuing discount is recorded in balance sheet in a contra liability account net against the bridge loan from target company for de-SPAC transaction. The original issuing discount is amortized over the term of the loan. An amortization expense of $8,688 and $14,430 were recorded for the six months ended June 30, 2025 and for the year ended December 31, 2024, respectively. The principal of $500,000 was recorded in the balance sheet under the notes payable-bridge loan account.

As of June 30, 2025, the balance in the bridge loan from target company for de-SPAC transaction account was $1,500,000.

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

Founder’s Shares

At inception, January 13, 2021, the Company issued 2,875,000 Founder Shares of common stock for total receivable of approximately of $25,000 received on May 11, 2021. These Founder Shares included up to 375,000 shares of which were subject to forfeiture by the stockholder if the underwriters did not fully exercise their over-allotment option. On December 10, 2021, pursuant to the Underwriter Addendum, the aggregate number of Founder Shares were reduced to 1,725,000. All share and per-share amounts have been retroactively restated to reflect the share surrender. In connection with the partial exercise of the over-allotment option on October 21, 2022, 13,675 Founder Shares were forfeited. The remaining Founder Shares represent 20% of the outstanding shares after the Initial Public Offering. As of June 30, 2025 and December 31, 2024, there were 2,082,825 shares outstanding.

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2025

NOTE 6 — STOCKHOLDERS’ DEFICIT (cont.)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2025	December 31, 2024
Assets:
Cash and marketable securities held in Trust Account	1	$1,093,891	$1,122,381

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2025

NOTE 7 — FAIR VALUE MEASUREMENTS (cont.)

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the statements of operations and comprehensive loss for the periods presented.

Additionally, there was $3,741 and $4,217 of interest accrued, but not yet credited to the Trust Account, which was recorded in the balance sheets in interest receivable on cash and marketable securities held in Trust Account as of June 30, 2025 and December 31, 2024, respectively.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from Level 3 assets or liabilities during the six months ended June 30, 2025 and 2024.

NOTE 8 — LEASE

Management determined that the Company’s incremental borrowing rate is the risk free rate for the three-year treasury bond on the effective date.

Components of lease expense are as follows:

	June 30, 2025	December 31, 2024
Amortization of ROU Asset – operating lease	$12,894	$3,305
Interest in lease liabilities – operating lease	731	135
Lease expense	10,320	20,639
Total lease expense	$23,945	$24,079

Supplemental balance sheet information related to leases is as follows:

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets, gross	$59,428	$59,428
Accumulated amortization	(12,894)	(3,305)
Operating lease right-of-use assets, net	$46,535	$56,123
Operating lease liabilities, current portion	13,333	13,066
Operating lease liabilities, non-current portion	18,986	25,720
Total Operating lease liabilities	$32,319	$38,786

Future minimum lease payments are $33,942 as of June 30, 2025.

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2025

NOTE 9 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are available to be issued. Other than below, there are no subsequent events identified that would require disclosure in the financial statements.

On July 2, 2025, the Nasdaq Stock Market announced that it will delist the common stock, unit, and rights of Hudson Acquisition I Corp. Nasdaq will file a Form 25 with the Securities and Exchange Commission to complete the delisting. The delisting will become effective ten days after the Form 25 is filed.

On August 11, 2025, the Company filed a Form 8-K in relation to the overpayment of redemption proceeds.

On September 9, 2025, HUDA remitted $236,286 to the Delaware franchise tax authorities for its outstanding 2023 Delaware franchise tax.

On September 30, 2025, HUDA remitted $216,450 to Delaware franchise tax authorities and paid off all its outstanding Delaware franchise tax liabilities and obtained Certificate of Good Standing from the State of Delaware.

On October 15, 2025, HUDA filed a certificate of amendment (the “Fourth Extension Amendment”) to the Certificate of Incorporation with the Secretary of State of the State of Delaware. The Fourth Extension Amendment amends the Certificate of Incorporation to give the Company the option to extend the date by which the Company must effect a Business Combination beyond October 18, 2025, up to nine (9) times for an additional (1) month each time to July 18, 2026, and will no longer require monthly deposits into the Trust Account.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2025 were organizational activities and those necessary to prepare for our initial public offering, described below, and identifying a target for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended June 30, 2025, we had a net loss of $360,472, which consisted of interest earned on marketable securities held in the trust account of $22,793, interest earned on operating cash account of $1, and prior year true up for income tax of $18,000, offset by general and administrative expenses of $395,266, and provision for income taxes of $6,000.

For the six months ended June 30, 2024, we had net loss of $108,631, which consisted of interest earned on marketable securities held in the trust account of $549,587 and interest earned on operating cash account of $1,291, offset by general and administrative expenses of $469,509, franchise tax expense of $24,000, and provision for income taxes of $166,000.

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

For the six months ended June 30, 2025, cash used in operating activities was $171,984, consisting of a net loss of $360,472, interest received on marketable securities held in the Trust Account of $22,793, a lease payment of $3,599, and an increase in accounts payable and accrued expenses of $210,273, that were partially offset by the amortization expense of $18,276, and interest expense of $2,869.

For the six months ended June 30, 2024, net cash used in operating activities was $747,341. Net loss of $108,631 was offset by a non-cash charge for interest earned on marketable securities held in the Trust Account of $549,587.

For the six months ended June 30, 2025, cash provided by investing activities was $51,760, consisting of cash withdrawn from the Trust Account of $51,760.

For the six months ended June 30, 2024, cash provided by investing activities was $25,395,801, consisting of cash withdrawn from the Trust Account for payment to redeeming stockholders of $25,712,132, cash withdrawn from the Trust Account of $222,456, that was partially offset by an investment of cash in Trust Account of $538,787.

For the six months ended June 30, 2025, cash used in financing activities was $51,466, consisting of the repayment of borrowing from related parties of $120,519, that were partially offset by cash proceeds from the related party borrowing of $171,985.

For the six months ended June 30, 2024, cash used in financing activities was $24,525,029, consisting of cash proceeds from the related party borrowing of $187,103, advances from target company for de-SPAC transaction of $1,000,000, that were partially offset by redemption of common stock of $25,712,132.

As of June 30, 2025, the Company had cash held in the trust account of $1,093,891. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned in the trust account to complete our Initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, the Company had nil cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

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

Franchise and Income Tax Withdrawals from Trust Account

Since the completion of its IPO on October 14, 2022, and through June 30, 2025, the Company withdrew $647,337 from the Trust Account in total to pay its liabilities related to the income taxes and Delaware franchise taxes.. Through June 30, 2025, the Company remitted $215,265 to the Delaware franchise tax authorities, which resulted in excess of funds withdrawn from the Trust Account, but not remitted to the government authorities of $432,072. Additionally, as of June 30, 2025, the Company had accrued but unpaid income tax liability of $931,000, unpaid excise tax liability of $719,176 and unpaid liability for the Delaware franchise tax of $298,886. As of June 30, 2025, the Company had used all of the funds withdrawn from the Trust Account for payments of other operating expenses not related to taxes. Management determined that this use of funds was not in accordance with the Trust Agreement. On September 9, 2025, the Company remitted $236,286 to the Delaware franchise tax authorities, which resulted in excess of funds withdrawn from the Trust Account, but not remitted to the government authorities of $195,786.

The Company continues to incur further tax liabilities and intends to cover such liabilities from the funds in its operating account and, if necessary, from the proceeds from the promissory note to Sponsor, without additional withdrawals from the Trust Account, until the excess of the funds withdrawn from the Trust Account over the amounts remitted to the government authorities is cured.

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until July 18, 2026, assuming the monthly extension requirements are satisfied, to consummate a Business Combination. We are able to extend the date by which an Initial Business Combination must be consummated beyond July 18, 2023 up to nine times for an additional one month each time to April 18, 2024 upon the deposit into the Trust Account of $80,000 each calendar month. We are able to extend the date by which an Initial Business Combination must be consummated beyond April 18, 2024 up to an additional nine times for an additional one month each time to January 18, 2025 upon the deposit into the Trust Account of $25,000 each calendar month, with monthly extension payments ceasing on July 5, 2024. We are able to extend the date by which an Initial Business Combination must be consummated beyond January 18, 2025 up to nine times for an additional one month each time to October 18, 2025. We are able to extend the date by which an Initial Business Combination must be consummated beyond October 18, 2025 up to nine times for an additional one month each time to July 18, 2026. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management intends to complete a Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the end of the Combination Period.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2025.

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

As of June 30, 2025, we had recorded deferred underwriting commissions and representative shares of $2,723,060 payable only upon completion of our Initial Business Combination, which consisted of commissions payable in cash of $2,395,855 and representative shares issued in connection with the Initial Public Offering. We agreed to issue to the underwriter at the closing of the Initial Public Offering 136,906 representative shares (“Representative Shares”), due to the partial exercise of the over-allotment, which will be issued upon the completion of our Initial Business Combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Management (with the participation of the CEO and CFO) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

During the period from January 13, 2021 through June 30, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUDSON ACQUISITION I CORP.

Date: October 17, 2025	By:	/s/ Warren Wang
Warren Wang
Chief Executive Officer (Principal Executive Officer)

Date: October 17, 2025	By:	/s/ Pengfei Xie
Pengfei Xie
Chief Financial Officer (Principal Financial and Accounting Officer)