Form 10-Q
period 2025-09-30
Hudson Acquisition I Corp.
filed 2025-12-16
CIK 1853047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of the date of this report, there were 2,119,596 shares of common stock, par value $0.0001 per share of the registrant issued and outstanding.

HUDSON ACQUISITION I CORP.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

HUDSON ACQUISITION I CORP.

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$345,031	$68,758
Prepaid expenses and other current assets	5,000	6,200
Total current assets	350,031	74,958

Marketable securities held in Trust Account	1,078,515	1,122,381
Interest receivable	3,601	4,217
Right-of-use assets, net	41,691	56,123
Total assets	$1,473,838	$1,257,679

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$769,274	$507,373
Franchise tax payable	-	298,886
Income tax payable	935,000	943,000
Excise tax payable	719,176	719,176
Notes payable – bridge loan	1,500,000	1,491,312
Convertible notes payable – related party	1,088,591	560,021
Short-term lease liabilities	13,469	13,066
Total current liabilities	5,025,510	4,532,834
Deferred underwriting commissions	2,723,060	2,723,060
Long-term lease liabilities	15,568	25,720
Total liabilities	7,764,138	7,281,614

Commitments and Contingencies (Note 4)
Common stock subject to possible redemption, 98,263 and 98,263 shares at redemption value of $12.96 and $9.21 per share as of September 30, 2025 and December 31, 2024, respectively	1,273,354	904,670

Stockholders’ deficit:

Common stock, par value $0.0001, 200,000,000 shares authorized; 2,082,825 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	209	209
Accumulated deficit	(7,563,863)	(6,928,814)
Total stockholders’ deficit	(7,563,654)	(6,928,605)
Total liabilities, common stock and stockholders’ deficit	$1,473,838	$1,257,679

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Operating expenses:
General and administrative	$104,458	$306,524	$499,724	$776,033
Franchise tax expense	153,850	18,600	153,850	42,600
Loss from operations	(258,308)	(325,124)	(653,574)	(818,633)

Other income:
Interest earned on marketable securities held in Trust Account	11,384	19,751	34,177	569,338
Interest earned on cash account	525	699	526	1,990
Loss on overpayment of franchise taxes	-	(172,166)	-	(172,166)
Other income (expense), net	11,909	(151,716)	34,703	399,162

Loss before income taxes	(246,399)	(476,840)	(618,871)	(419,471)
(Provision for) Reversal of income taxes	(4,000)	(11,355)	8,000	(177,355)

Net loss	$(250,399)	$(488,195)	$(610,871)	$(596,826)

Net income attributable to common stock subject to possible redemption- as adjusted	7,384	8,396	42,177	391,983
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	98,263	99,098	98,263	1,005,041
Basic and diluted net income per share, common stock subject to possible redemption- as adjusted	$0.08	$0.08	$0.43	$0.39
Net loss attributable to common stockholders	(257,783)	(496,591)	(653,048)	(988,809)
Weighted-average common shares outstanding, basic and diluted	2,082,825	2,082,825	2,082,825	2,082,825
Net loss per share common share, basic and diluted	$(0.12)	$(0.24)	$(0.31)	$(0.47)

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

				Total
	Common Stock		Accumulated	Stockholder’s
	Shares	Amount	Deficit	Deficit

Balance, January 1, 2025	2,082,825	$209	$(6,928,814)	$(6,928,605)
Accretion of common stock subject to possible redemption	-	-	(8,443)	(8,443)
Net loss	-	-	(282,614)	(282,614)
Balance, March 31, 2025	2,082,825	209	(7,219,871)	(7,219,662)
Accretion of common stock subject to possible redemption	-	-	(8,351)	(8,351)
Net loss	-	-	(77,858)	(77,858)
Balance, June 30, 2025	2,082,825	209	(7,306,080)	(7,305,871)
Accretion of common stock subject to possible redemption	-	-	(7,384)	(7,384)
Net loss	-	-	(250,399)	(250,399)
Balance, September 30, 2025	2,082,825	209	(7,563,863)	(7,563,654)

				Total
	Common Stock		Accumulated	Stockholder’s
	Shares	Amount	Deficit	Deficit

Balance, January 1, 2024	2,082,825	$209	$(4,728,997)	$(4,728,788)
Accretion of common stock subject to possible redemption	-	-	(439,660)	(439,660)
Net loss	-	-	(82,504)	(82,504)
Balance, March 31, 2024	2,082,825	209	(5,251,161)	(5,250,952)
Accretion of common stock subject to possible redemption	-	-	(727,341)	(727,341)
Excise tax payable attributable to redemption of common stock			(257,121)	(257,121)
Net loss	-	-	(26,127)	(26,127)
Balance, June 30, 2024	2,082,825	209	(6,261,750)	(6,261,541)
Accretion of common stock subject to possible redemption	-	-	52,944	52,944
Excise tax payable attributable to redemption of common stock	-	-	(355)	(355)
Net loss	-	-	(488,195)	(488,195)
Balance, September 30, 2024	2,082,825	209	(6,697,356)	(6,697,147)

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine months Ended	For the Nine months Ended
	September 30, 2025	September 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(610,871)	$(596,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(34,177)	(569,338)
Amortization on debt discount on note payable to target company	-	883
Amortization expenses	23,120	-
Interest expenses	(6,150)	-
Lease payments	(3,599)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,200	(43,252)
Accounts payable and accrued expenses	261,901	(145,171)
Franchise tax payable	(298,886)	214,766
Income tax payable	(8,000)	177,000
Net cash used in operating activities	$(675,462)	$(961,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment of cash in Trust Account	-	(552,954)
Cash withdrawn from Trust Account	78,659	26,045,551
Net cash provided by investing activities	$78,659	$25,492,597

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common stock	-	(25,747,589)
Proceeds from receipt of clawbacked income tax related to redemption	344,506	-
Advances from target company for de-SPAC transaction	-	1,476,882
Proceeds of notes payable – related party	675,987	187,103
Repayment of borrowing from related parties	(147,417)	(80,000)
Net cash provided by (used in) financing activities	$873,076	$(24,163,604)

NET CHANGE IN CASH	276,273	367,055
Cash - Beginning of period	68,758	11,700
Cash - End of period	$345,031	$378,755

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accretion of common stock subject to possible redemption	$(24,178)	$24,633,178
Excise Tax Attributable to Common Share Redemption		257,476
Debt discount on notes payable to related party	-	23,118

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Hudson Acquisition I Corp.

As of September 30, 2025, the Company had not commenced core operations. All activity for the period from January 13, 2021 (inception) through September 30, 2025 relates to the Company’s formation and raising funds through the initial public offering (“Initial Public Offering”), which is described below, and efforts in identifying a target to consummate an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2025

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

The allocation of the net proceeds available to the Company outside of the Trust Account, along with the interest earned on the funds held in the Trust Account available to pay for income and other tax liabilities, represents the best estimate of the intended uses of these funds. In the event that the assumptions prove to be inaccurate, the Company may reallocate some of such proceeds within the above-described categories. If the estimate of the costs of undertaking due diligence and negotiating the Initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to the Company from the Trust Account is insufficient as a result of the volatile interest rate environment, the Company may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, the Company could seek such additional capital through loans or additional investments from the Sponsor or third parties. The Sponsor has agreed to loan the Company up to an aggregate of $1,000,000 to be used for working capital purposes pursuant to a Promissory Note. As of September 30, 2025, the Company had $1,088,591 in borrowings under the Promissory Note (see Note 3). If the Company is unable to obtain the necessary funds, it may be forced to cease searching for a target business and liquidate without completing the Initial Business Combination.

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

In connection with the vote to approve the Extension Amendment, the holders of 3,200 shares of Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.08 per share, for an aggregate redemption amount of $35,457. Following such redemptions, 98,263 Public Shares remained outstanding as of September 30, 2025.

On October 15, 2025, the Company held the Special Meeting. On September 25, 2025, the record date for the Special Meeting, there were 2,181,088 shares of common stock outstanding, and 2,181,088 shares of common stock entitled to be voted at the Special Meeting, approximately 96% of which were represented in person or by proxy at the Special Meeting. The stockholders approved the proposal to amend the Company’s Third Amended and Restated Certificate of Incorporation pursuant to an amendment to the Charter in the form set forth in Annex A to the Proxy Statement to extend the date by which the Company must effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses from October 18, 2025, up to nine (9) times for an additional one (1) month each time to July 18, 2026, and does not require monthly deposits into the Trust Account.

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

Liquidity and Capital Resources

As of September 30, 2025, the Company had a working capital deficit of $4,675,479, the Company also has an accumulated deficit of $7,563,863. The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on May 27, 2025. The interim results for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

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

SEPTEMBER 30, 2025

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include deposits held at financial institutions, and investments in government money market funds. Government money market funds are short-term, highly liquid investments that are readily convertible to known amounts of cash and present an insignificant risk of changes in value. These investments are measured at cost, which approximates fair value, and are included within “Cash and cash equivalents” on the consolidated balance sheets.

The Company closed its bank operating account in April 2025 and opened an investment account in September 2025. All cash and cash equivalents balance of $345,031 are invested in Government Money Market as of September 30, 2025.

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

Since the completion of its IPO on October 14, 2022, and through September 30, 2025, the Company withdrew $674,236 from the Trust Account in total to pay its liabilities related to the income taxes and Delaware franchise taxes. Through September 30, 2025, the Company remitted $215,265, $236,286 and $216,450 to the Delaware franchise tax authorities to pay its outstanding Delaware franchise tax of the fiscal year 2022, 2023 and 2024, respectively, which resulted in $6,235 in excess of the total withdrawn from the Trust Account not remitted to the tax payments, but used for operating expenses. Management determined that this use of funds was not in accordance with the Trust Agreement. On September 30, 2025, HUDA regained the Certificate of Good Standing from the State of Delaware.

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

As of September 30, 2025 and December 31, 2024, the common stock subject to possible redemption reflected on the condensed balance sheet is reflected in the following table:

Common stock subject to possible redemption, December 31, 2023	$25,526,944
Less:
Redemption of common stock in connection with Trust Extension	(25,747,589)
Add:
Accretion of carrying value to redemption value	1,125,315
Common stock subject to possible redemption, December 31, 2024	$904,670
Add:
Accretion of carrying value to redemption value	24,178
Clawbacked income tax to prior redemption of common stock	344,506
Common stock subject to possible redemption, September 30, 2025	$1,273,354

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

Net (Loss) Income per Share of Common Stock

The Company has two outstanding classes of shares, which are referred to as redeemable common stock and non-redeemable common stock. Earnings and losses are shared pro rata between the two classes of stock. The 98,263 redeemable shares of common stock for which the outstanding Public Rights are exercisable were excluded from diluted earnings and losses per share for the nine months ended September 30, 2025 and 2024, respectively because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of shares.
	Three Months Ended September 30,
	2025	2024
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$7,384	$8,396
Net income attributable to common stock subject to possible redemption	$7,384	$8,396
Denominator: Weighted average common shares subject to redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	98,263	99,098
Basic and diluted net income per share, common stock subject to possible redemption	$0.08	$0.08

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(250,399)	$(488,195)
Less: net income attributable to common stock subject to redemption	(7,384)	(8,396)
Net loss attributable to non-redeemable common stock	$(257,783)	$(496,591)
Denominator: Weighted average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	2,082,825	2,082,825
Basic and diluted net loss per share, non-redeemable common stock	$(0.12)	$(0.24)

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

	Nine months Ended September 30,
	2025	2024
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Net income attributable to common stock subject to possible redemption	$42,177	$391,983
Net income attributable to common stock subject to possible redemption	$42,177	$391,983
Denominator: Weighted average common shares subject to redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	98,263	1,005,041
Basic and diluted net income per share, common stock subject to possible redemption	$0.43	$0.39

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(610,871)	$(596,826)
Less: net income attributable to common stock subject to redemption	(42,177)	(391,983)
Net loss attributable to non-redeemable common stock	$(653,048)	$(988,809)
Denominator: Weighted average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	2,082,825	2,082,825
Basic and diluted net loss per share, non-redeemable common stock	$(0.31)	$(0.47)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2025, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

SEPTEMBER 30, 2025

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

The Company recognizes right-of-use assets and lease liabilities for leases with terms greater than 12 months. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. As of September 30, 2025, the Company has one operating lease.

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

SEPTEMBER 30, 2025

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments — Credit Losses (Topic 326)”. The amendments in this update provide: (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606: (1) as for practical expedient, in developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset; and (2) as for accounting policy election, an entity other than a public business entity that elects the practical expedient is permitted to make an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting the standard and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations and cash flows.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

NOTE 3 — RELATED PARTY TRANSACTIONS (cont.)

In connection with the approval of the extension amendment proposal, on July 18, 2023, the Sponsor entered into a non-interest bearing, unsecured promissory note issued by the Company in favor of the Sponsor (the “Extension Note”), providing for loans up to the aggregate principal amount of $720,000. On July 24, 2023, pursuant to the Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment, $80,000 was deposited into the Trust Account for a one-month extension. $80,000 will be deposited into the Trust Account each month the Company determines to extend the date by which it must consummate an Initial Business Combination. The Company has elected to extend such date until April 18, 2024, and an aggregate deposit of $720,000 of the proceeds of the Extension Note were made into the Trust Account. The Extension Note bears no interest and all unpaid principal under the Extension Note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination or (ii) the date of the liquidation of the Company. The Extension Note balance was $240,000 as of September 30, 2025 and December 31, 2024, respectively.

On November 22, 2024, the Company executed the Business Combination Agreement with Aiways Automobile Europe GmbH. Pursuant to the Business Combination Agreement, upon the completion of the business combination, EuroEV Holding (the “Pubco”) will be the only surviving entity and all the Company’s common stocks will be dissolved in exchange for the Pubco common stock at 1:1 ratio. Concurrent with the business combination, the Company, Pubco, the Sponsor and Pengfei Xie (the “Sponsor Guarantor”) agreed that the Company’s obligations under any loans made by the Sponsor to the Company prior to the closing, up to an aggregate of $1,500,000 (the “Converted Sponsor Loans”) will be converted into Pubco Ordinary Shares at the closing at a conversion price of $10.00 per Pubco Ordinary Share. Upon execution of the Business Combination Agreement, all the Company’s previous and future loans from the Sponsor will only be converted into Pubco Ordinary Shares.

During the three months ended September 30,2025, the Company paid back $147,417 and made draws of $675,987. As of September 30, 2025 and December 31, 2024, there was $1,088,591 and $560,021, respectively, outstanding balance on the Convertible notes payable - related party account.

Administrative Support Agreement

Commencing on October 14, 2022, the Company has agreed to pay the Sponsor or its affiliate a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the nine months ended September 30, 2025 and for the years ended December 31, 2024, the Company incurred $180,199 and $240,000, respectively, on administrative support fees.

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

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.20 per Unit, or $1,369,060 and were paid offering expenses of $100,000 upon closing of the Initial Public Offering including the overallotment. As of September 30, 2025 and December 31, 2024, the Company had recorded deferred underwriting commissions of $2,723,060 payable only upon completion of the Initial Business Combination, which consisted of commissions and representative shares issuable in connection with the Initial Public Offering. The Company agreed to issue to the underwriter at the closing of the Initial Public Offering up to 136,906 representative shares (“Representative Shares”), due to the partial exercise of the over-allotment, which will be issued upon the completion of the Initial Business Combination. The representative shares had an initial fair value of $327,205.

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

In connection with the Company’s First and Second Extension Meetings, Continental stock transfer & trust (referred as “CST”), acting as trustee of the Trust Account, distributed redemption proceeds to redeeming public stockholders based on estimated per-share redemption prices. These prices did not account for certain tax amounts that the Company was entitled to withdraw from the Trust Account to pay income tax liabilities. As a result, the redemption prices were higher than they should have been, and stockholders were inadvertently overpaid. After discovering the error, the Company calculated that the total overpayment across all three extensions was $819,949. Starting from July 2025, the Company is in the process of engaging CST to notify the affected stockholders and request the return of the overpaid amounts. This overpayment issue does not impact the redemption rights of current public stockholders, and the Trust Account remains sufficient to fund redemptions in connection with the Business Combination. As of September 30, 2025, the Company has received $344,506 overpayment amount.

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

SEPTEMBER 30, 2025

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

On August 31, 2024, the Company executed a non-interest bearing promissory note agreement with Aiways. Pursuance to the agreement, Aiways agreed to issue a promissory note in the amount of $500,000 to the Company. The note should be repaid by the Company on or before the date on which the Company consummates an initial business combination at its election and without penalty. On September 25, 2024, the Company received the cash proceeds from Aiways in the amount of $476,882 which represented a principal of $500,000 and an original issuing discount of $23,118. The original issuing discount is recorded in balance sheet in a contra liability account net against the bridge loan from target company for de-SPAC transaction. The original issuing discount is amortized over the term of the loan. An amortization expense of $8,688 and $14,430 were recorded for the nine months ended September 30, 2025 and for the year ended December 31, 2024, respectively. The principal of $500,000 was recorded in the balance sheet under the notes payable-bridge loan account.

As of September 30, 2025, the balance in the bridge loan from target company for de-SPAC transaction account was $1,500,000.

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

Founder’s Shares

At inception, January 13, 2021, the Company issued 2,875,000 Founder Shares of common stock for total receivable of approximately of $25,000 received on May 11, 2021. These Founder Shares included up to 375,000 shares of which were subject to forfeiture by the stockholder if the underwriters did not fully exercise their over-allotment option. On December 10, 2021, pursuant to the Underwriter Addendum, the aggregate number of Founder Shares were reduced to 1,725,000. All share and per-share amounts have been retroactively restated to reflect the share surrender. In connection with the partial exercise of the over-allotment option on October 21, 2022, 13,675 Founder Shares were forfeited. The remaining Founder Shares represent 20% of the outstanding shares after the Initial Public Offering. As of September 30, 2025 and December 31, 2024, there were 2,082,825 shares outstanding.

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2025	December 31, 2024
Assets:
Cash and marketable securities held in Trust Account	1	$1,078,515	$1,122,381

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

NOTE 7 — FAIR VALUE MEASUREMENTS (cont.)

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the statements of operations and comprehensive loss for the periods presented.

Additionally, there was $3,601 and $4,217 of interest accrued, but not yet credited to the Trust Account, which was recorded in the balance sheets in interest receivable on cash and marketable securities held in Trust Account as of September 30, 2025 and December 31, 2024, respectively.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from Level 3 assets or liabilities during the nine months ended September 30, 2025 and 2024.

NOTE 8 — LEASE

Management determined that the Company’s incremental borrowing rate is the risk free rate for the three-year treasury bond on the effective date.

Components of lease expense are as follows:

	September 30, 2025	December 31, 2024
Amortization of ROU Asset – operating lease	$17,737	$3,305
Interest in lease liabilities – operating lease	1,048	135
Lease expense	15,479	20,639
Total lease expense	$34,264	$24,079

Supplemental balance sheet information related to leases is as follows:

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets, gross	$59,428	$59,428
Accumulated amortization	(17,737)	(3,305)
Operating lease right-of-use assets, net	$41,691	$56,123
Operating lease liabilities, current portion	13,469	13,066
Operating lease liabilities, non-current portion	15,568	25,720
Total Operating lease liabilities	$29,037	$38,786

Future minimum lease payments are $30,343 as of September 30, 2025.

HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2025 were organizational activities and those necessary to prepare for our initial public offering, described below, and identifying a target for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months ended September 30, 2025, we had a net loss of $610,871, which consisted of interest earned on marketable securities held in the trust account of $34,177, interest earned on operating and saving cash account of $526 and prior year true up for income tax of $18,000, offset by general and administrative expenses of $499,724 and franchise tax expenses of $153,850.

For the nine months ended September 30, 2024, we had a net loss of $596,826, which consisted of interest earned on marketable securities held in the trust account of $569,338 and interest earned on the operating cash account of $1,990, offset by general and administrative expenses of $776,033, franchise tax expense of $42,600, loss on overpayment of franchise tax of 172,166, and provision for income taxes of $177,355.

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

For the nine months ended September 30, 2025, cash used in operating activities was $675,462, consisting of a net loss of $610,871, interest received on marketable securities held in the Trust Account of $34,177, a lease payment of $3,599, and an increase in accounts payable and accrued expenses of $261,901, that were partially offset by the amortization expense of $23,120, and interest expense of $6,150.

For the nine months ended September 30, 2024, cash used in operating activities was $961,938, consisting of a net loss of $596,826, interest received on marketable securities held in the Trust Account of $569,338, and an increase in prepaid expenses and other current assets of $43,252, and a decrease in accounts payable and accrued expenses of $145,171, that were partially offset by the increase in franchise tax payable of $214,766, income tax payable of $177,000, excise tax payable of $257,476 and amortization on debt discount on notes to target company of $883.

For the nine months ended September 30, 2025, cash provided by investing activities was $78,659, consisting of cash withdrawn from the Trust Account of $78,659.

For the nine months ended September 30, 2024, cash provided by investing activities was $25,492,597, consisting of cash withdrawn from the Trust Account of $26,045,551, that was partially offset by an investment of cash in Trust Account of $552,954.

For the nine months ended September 30, 2025, cash provided by financing activities was $873,076, consisting of the repayment of borrowing from related parties of $147,417, that were partially offset by cash proceeds from the related party borrowing of $675,987 and proceeds from receipt of clawbacked income tax related to redemption of $344,506.

For the year nine months ended September 30, 2024, cash used in financing activities was $24,163,604, consisting of cash paid for the redemption of Public Units of $25,747,589 and the repayment of borrowing from related parties of $80,000, that were partially offset by cash proceeds from the target company of $1,476,882 and cash proceeds from the related party borrowing of $187,103.

As of September 30, 2025, the Company had cash held in the trust account of $1,078,515. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned in the trust account to complete our Initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, the Company had $345,031 cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

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

Franchise and Income Tax Withdrawals from Trust Account

Since the completion of its IPO on October 14, 2022, and through September 30, 2025, the Company withdrew $674,236 from the Trust Account in total to pay its liabilities related to the income taxes and Delaware franchise taxes. Through September 30, 2025, the Company remitted $215,265, $236,286 and $216,450 to the Delaware franchise tax authorities to pay its outstanding Delaware franchise tax of the fiscal year 2022, 2023 and 2024, respectively. which resulted in $6,235 in excess of the total withdrawn from the Trust Account not remitted to the tax payments, but held in HUDA’s operating account for upcoming tax payments, including the 2025 franchise tax, and not used for operating expenses. On September 30, 2025, HUDA regained the Certificate of Good Standing from the State of Delaware.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2025.

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

As of September 30, 2025, we had recorded deferred underwriting commissions and representative shares of $2,723,060 payable only upon completion of our Initial Business Combination, which consisted of commissions payable in cash of $2,395,855 and representative shares issued in connection with the Initial Public Offering. We agreed to issue to the underwriter at the closing of the Initial Public Offering 136,906 representative shares (“Representative Shares”), due to the partial exercise of the over-allotment, which will be issued upon the completion of our Initial Business Combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Management (with the participation of the CEO and CFO) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

During the period from January 13, 2021 through September 30, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUDSON ACQUISITION I CORP.

Date: December 16, 2025	By:	/s/ Warren Wang
Warren Wang
Chief Executive Officer (Principal Executive Officer)

Date: December 16, 2025	By:	/s/ Pengfei Xie
Pengfei Xie
Chief Financial Officer (Principal Financial and Accounting Officer)