Form 10-K
period 2025-12-31
Hudson Acquisition I Corp.
filed 2026-04-24
CIK 1853047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 001-41532

HUDSON ACQUISITION I CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2712843
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

31 Hudson Yards, Office 51, New York, NY	10001
(Address of Principal Executive Offices)	(ZIP Code)

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

Securities registered pursuant to Section 12(b) of the Act: None.

The registrant’s Common Stock, Rights and Units were previously registered under Section 12(b) of the Act and traded on The Nasdaq Stock Market LLC under the symbols “HUDA”, “HUDAR” and “HUDAU”, respectively. On January 24, 2025, trading of these securities was suspended, and on July 11, 2025, Nasdaq filed a Form 25 to complete the delisting and deregistration under Section 12(b). As of the date of this report, there is no active public trading market for these securities on any national securities exchange.

Securities registered pursuant to Section 12(g) of the Act:

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

See “Risk Factors” and the Form F-4 for additional information.

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

iii

PART I

ITEM 1. BUSINESS

We are a blank check company incorporated on January 13, 2021, as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to herein as our Initial Business Combination. As described below under “Pending Business Combination,” we have entered into a definitive Business Combination Agreement with EUROEV Holdings Limited, a British Virgin Islands business company (“Pubco”), Aiways Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Pubco (“Merger Sub”), Aiways Automobile Europe GmbH, a German limited liability company (“Aiways Europe”), and Aiways Tech Limited, a Hong Kong company, as the signing seller, together with other joining sellers and are currently pursuing the consummation of that transaction. Other than in connection with this pending transaction, we are not actively seeking alternative business combination targets. We have generated no operating revenues to date and we will not generate operating revenues until we consummate our Initial Business Combination. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash. See “Risk Factors” and the Form F-4 for additional information.

Our executive offices are located at 31 Hudson Yards, Office 51, New York, NY 10001 and our telephone number is (347) 410-4710. We do not maintain a website of our own.

Initial Public Offering and Private Placement

On October 18, 2022, we consummated our Initial Public Offering of 6,000,000 units at $10.00 per unit, generating gross proceeds of $60,000,000. Each unit consists of one share of common stock and one right to receive one-fifth of one share of common stock upon the consummation of an Initial Business Combination. On October 21, 2022, we issued an additional 845,300 units upon the underwriters’ partial exercise of their over-allotment option, generating additional gross proceeds of $8,453,000. Simultaneously with the closing of the IPO and the over-allotment, our sponsor purchased an aggregate of 371,500 private placement units at $10.00 per unit, generating gross proceeds of $3,715,000.

Following the closing of the Initial Public Offering and partial exercise of the overallotment, an amount of $69,479,795 was placed in a Trust Account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee.

Business Combination Deadline and Extension Amendments

We have until July 18, 2026 to complete our Initial Business Combination, subject to extension as described elsewhere in this report. If we do not consummate an Initial Business Combination by that date, we will be required to cease all operations, redeem the outstanding public shares and dissolve and liquidate.

Recent Development

On November 22, 2024, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with EUROEV Holdings Limited, a British Virgin Islands business company (“Pubco”), Aiways Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Pubco (“Merger Sub”), Aiways Automobile Europe GmbH, a German limited liability company (“Aiways Europe”), and Aiways Tech Limited, a Hong Kong company, as the signing seller, together with other joining sellers, if any.

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, Pubco will acquire all of the issued and outstanding shares of Aiways Europe in exchange for Pubco ordinary shares, following which Merger Sub will merge with and into HUDA, with HUDA surviving as a wholly owned subsidiary of Pubco. Each outstanding share of HUDA common stock that is not redeemed will convert into one Pubco ordinary share, and each outstanding HUDA right will convert into Pubco ordinary shares at a ratio of 5:1. The exchange consideration for Aiways Europe is $410.0 million, plus the amount of any transaction financing made into Aiways Europe or its subsidiaries prior to closing, with each Pubco ordinary share valued at $10.00 per share.

On March 25, 2025, the parties entered into an amendment to the Business Combination Agreement that, among other things, removed the covenant requiring HUDA to seek an amendment to its rights agreement from 1/5 of a share to 1/50 of a share and extended the outside date under the Business Combination Agreement from April 18, 2025 to July 18, 2025. As disclosed in the Form F-4 filed on March 23, 2026, the parties continue to pursue the proposed business combination and Pubco has applied to list its ordinary shares on Nasdaq under the symbol “EUEV” in connection with the closing. On March 23, 2026, we filed F-4 with the SEC. The proposed transaction remains subject to stockholders approval, effectiveness of the registration statement, and the satisfaction or waiver of customary closing conditions.

Nasdaq Delisting

On January 22, 2025, the Nasdaq Hearings Panel determined to delist our securities from The Nasdaq Stock Market because we did not regain compliance with the applicable continued listing requirements by the deadline established in the Panel’s September 27, 2024 decision. Trading in our securities was suspended effective at the open of business on January 24, 2025. We did not appeal the Panel’s decision. Nasdaq filed a Form 25 with the SEC on July 11, 2025 to complete the delisting and deregistration of our common stock, rights and units under Section 12(b) of the Exchange Act. There is currently no active public market for our securities.

The Business Combination with Aiways Automobile Europe GmbH

On November 22, 2024, we entered into a Business Combination Agreement (as amended, restated or otherwise modified from time to time, the “Business Combination Agreement”) with EUROEV Holdings Limited, a British Virgin Islands business company (“Pubco”), Aiways Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Pubco (“Merger Sub”), Aiways Automobile Europe GmbH, a German limited liability company (“Aiways Europe”) and Aiways Tech Limited, a Hong Kong company (the “Signing Seller” and each of the other holders of Aiways Europe’s shares that executes and deliver a joinder agreement to Pubco, the “Joining Sellers”, and collectively with the Signing Seller, the “Sellers”).

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”): (a) Pubco will acquire all of the issued and outstanding ordinary shares of Aiways Europe (the “Purchased Shares”) from the Sellers in exchange for ordinary shares of Pubco (the “Pubco Ordinary Shares”), such that Aiways Europe becomes a wholly-owned subsidiary of Pubco and the Sellers become shareholders of Pubco (the “Share Exchange”); immediately thereafter (b) Merger Sub will merge with and into us, with our Company continuing as the surviving entity (the “Merger”), as a result of which (i) Our Company will become a wholly-owned subsidiary of Pubco, and (ii) each issued and outstanding security of us immediately prior to the effective time of the Merger (the “Effective Time”) will no longer be outstanding and will automatically be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Pubco, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the provisions of applicable law (the Merger, the Share Exchange and the other transactions contemplated by the Business Combination Agreement and the ancillary documents, together, the “Business Combination”) and (c) as a result of such Business Combination, Pubco will become a publicly traded company upon the Closing.

We and Merger Sub shall cause the Merger to be consummated by filing a certificate of merger with the Secretary of State of the State of Delaware in accordance with the relevant provisions of the Delaware General Corporation Law (“DGCL”), for the merger of Merger Sub with and into us.

Consideration

Subject to and upon the terms and conditions of the Business Combination Agreement, in full payment for the Purchased Shares, Pubco shall issue and deliver to the Sellers an aggregate number of Pubco Ordinary Shares (the “Exchange Shares”) with an aggregate value (the “Exchange Consideration”) equal to the sum of (i) Four Hundred and Ten Million U.S. Dollars ($410,000,000), plus (ii) the amount of any Transaction Financing (as defined below) that is made into Aiways Europe or its subsidiaries prior to the Closing, for all of the outstanding ordinary shares of Aiways Europe (the “AE Ordinary Shares”) outstanding as of immediately prior to the Effective Time, with each Pubco Ordinary Share valued at Ten U.S. Dollars ($10.00) per Pubco Ordinary Share, and with each Seller receiving its pro rata share of the applicable Exchange Shares based on the number of Purchased Shares owned by such Seller, divided by the total number of AE Ordinary Shares outstanding as of immediately prior to the Effective Time (such percentage being each such Seller’s “Pro Rata Share”).

Representations and Warranties

The Business Combination Agreement contains a number of customary representations and warranties made by each of Aiways Europe, each Seller, us and Pubco as of the date of the Business Combination Agreement or other specified dates solely for the benefit of certain of the parties to the Business Combination Agreement, which in certain cases are subject to specified exceptions and materiality, Material Adverse Effect (as defined below), knowledge and other qualifications contained in the Business Combination Agreement or in information provided pursuant to certain disclosure schedules to the Business Combination Agreement. “Material Adverse Effect” as used in the Business Combination Agreement means with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had, or would reasonably be expected to have, individually or in the aggregate, a material adverse effect upon the business, assets, liabilities, results of operations or condition (financial or otherwise) of such person and its subsidiaries, taken as a whole, or the ability of such person or any of its subsidiaries on a timely basis to consummate the Business Combination, in each case subject to certain customary exceptions.

In the Business Combination Agreement, Aiways Europe made certain customary representations and warranties to us and Pubco as of the date of the Business Combination Agreement and as of the Closing, including among others, related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relative to execution and delivery of the Business Combination Agreement and other ancillary documents; (3) capitalization; (4) subsidiaries; (5) governmental approvals; (6) non-contravention; (7) financial statements; (8) absence of certain changes; (9) compliance with laws; (10) permits; (11) litigation; (12) material contracts; (13) intellectual property; (14) taxes and returns; (15) real property; (16) personal property; (17) title to and sufficiency of assets; (18) employee matters; (19) benefit plans; (20) environmental matters; (21) transactions with related persons; (22) insurance; (23) top customers and suppliers; (24) certain business practices; (25) the Investment Company Act of 1940; (26) finders and brokers; (27) independent investigation; and (28) information supplied.

In the Business Combination Agreement, each Seller, severally and not jointly, made certain customary representations and warranties to HUDA and Pubco as of the date of the Business Combination Agreement and as of the Closing, including among others, related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relative to execution and delivery of the Business Combination Agreement and other ancillary documents; (3) ownership of Aiways Europe shares, (4) governmental approvals; (5) non-contravention; (6) litigation; (7) investment representations; (8) finders and brokers; (9) information supplied; and (10) independent investigation.

In the Business Combination Agreement, we made certain customary representations and warranties to Aiways Europe, Pubco and the Sellers as of the date of the Business Combination Agreement and as of the Closing, including among others, related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relative to execution and delivery of the Business Combination Agreement and other ancillary documents; (3) governmental approvals; (4) non-contravention; (5) capitalization; (6) the Securities and Exchange Commission filings and financial statements; (7) reporting company and listing; (8) absence of certain changes; (9) compliance with laws; (10) orders and permits; (11) taxes and returns; (12) employees and employee benefit plans; (13) properties; (14) material contracts; (15) transactions with affiliates; (16) the Investment Company Act of 1940; (17) finders and brokers; (18) certain business practices; (19) insurance; (20) the trust account; (21) information supplied; and (22) independent investigation.

In the Business Combination Agreement, Pubco made certain customary representations and warranties to us, Aiways Europe and the Sellers with respect to Pubco and Merger Sub as of the date of the Business Combination Agreement and as of the Closing, including representations and warranties related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relative to execution and delivery of the Business Combination Agreement and other ancillary documents; (3) governmental approvals; (4) non-contravention; (5) capitalization; (6) title and ownership of the Exchange Shares to be issued to the Sellers; (7) activities of Pubco and Merger Sub; (8) finders and brokers; (9) the Investment Company Act of 1940; (10) information supplied; and (11) independent investigation.

No Survival

The representations and warranties of the parties contained in the Business Combination Agreement terminate as of, and do not survive, the Closing, and, following their expiration, there are no indemnification rights for another party’s breach thereof. The covenants and agreements of the parties contained in the Business Combination Agreement do not survive the Closing, except those covenants and agreements to be performed after the Closing, which covenants and agreements will survive until fully performed.

Covenants of the Parties

Each party agreed in the Business Combination Agreement to use its commercially reasonable efforts to consummate the Business Combination. The Business Combination Agreement also contains certain customary covenants by each of the parties during the period between the signing of the Business Combination Agreement and the earlier of the Closing or the termination of the Business Combination Agreement in accordance with its terms (the “Interim Period”), including, among other things, those relating to: (1) the provision of access to their properties, books and records, personnel, financial and operating data and other similar information, or as the parties may reasonably request regarding the other parties, (2) the operation of their respective businesses in the ordinary course of business; (3) provision of consolidated financial statements of Aiways Europe; (4) HUDA’s public filings; (5) “no shop” obligations; (6) no insider trading; (7) notifications of certain breaches, consent requirements or other matters; (8) efforts to consummate the Closing and obtain third party and regulatory approvals; (9) efforts to cause Pubco to maintain its status as a “foreign private issuer” under the U.S. Securities Exchange Act of 1934 Rule 3b-4; (10) further assurances; (11) public announcements; (12) confidentiality; (13) indemnification of directors and officers and tail insurance and (14) use of trust proceeds after the Closing. Aiways Europe also agreed to use its commercially reasonable efforts to deliver (i) the audited financial statements for Aiways Europe for the fiscal years ended December 31, 2023 and December 31, 2022 and (ii) the unaudited financial statements for the six (6) month period ended June 30, 2024, as promptly as practicable after the date of the Business Combination Agreement. HUDA, Aiways Europe and Pubco also agreed to use their commercially reasonable efforts to enter into financing agreements for an aggregate of at least $100 million in proceeds on such terms and structuring, and using such strategy, placement agents and approach, as HUDA and Aiways Europe shall mutually agree (the “Transaction Financing”).

We and Pubco also agreed to prepare a registration statement on Form F-4 (the “Registration Statement”) to be filed by Pubco with the SEC, to register (i) the Pubco Ordinary Shares to be issued under the Business Combination Agreement to (A) the holders of our securities and (B) Joining Sellers who first execute and deliver joinders after the date on which the Registration Statement shall have become effective (the “Registration Statement Effective Date”) (other than as a transferee of the Signing Seller or another Joining Seller who was a Joining Seller on or prior to the Registration Statement Effective Date), and (ii) the distribution of up to fifty percent (50%) (such percentage to be determined by the Signing Seller prior to the Registration Statement Effective Date) of the Exchange Shares to be received by the Signing Seller to the shareholders (the “Parent Shareholders”) of its ultimate parent entity, which Registration Statement will also contain a proxy statement of us therein for the purpose of soliciting proxies from HUDA’s stockholders for the matters to be acted upon at a stockholders’ meeting to be called for our stockholders, to vote on, among other matters, the Business Combination Agreement and the transactions, and providing such holders with an opportunity to participate in the redemption of all or a portion of their Public Shares upon the Closing (the “Closing Redemption”). As part of the Registration Statement, Pubco will approve and adopt, subject to our stockholder approval, an incentive equity plan with awards for 10% of the issued and outstanding Pubco Ordinary Shares immediately after the Closing (after giving effect to the Closing Redemption).

The parties agreed to take all action necessary to cause Pubco’s board of directors (the “Post-Closing Pubco Board”) immediately after Closing to consist of individuals designated by Aiways Europe, including one (1) person that is designated by Aiways Europe prior to the Closing as the chairman of the Post-Closing Pubco Board. The parties further agreed to take all action necessary so that the individuals serving as the chief executive officer and chief financial officer, respectively, of our Company immediately after the Closing will be the same individuals (in the same office) as that of Aiways Europe immediately prior to the Closing.

We also agreed that during the period between the signing of the Business Combination Agreement and the earlier of the Closing or the termination of the Business Combination Agreement, it will continue each month to exercise its right under its certificate of incorporation to extend the date by which we must effect a business combination (currently January 25, 2025) for an additional month.

Aiways Europe agreed that, as promptly as practicable after the Registration Statement Effective Date, it would either (i) call a meeting of the shareholders of Aiways Europe in order to obtain the requisite Company shareholder approval (the “Aiways Europe Shareholder Meeting”), and Aiways Europe agreed to use its reasonable best efforts to solicit from Aiways Europe shareholders proxies in favor of the requisite Company shareholder approval prior to such Aiways Europe Shareholder Meeting, or (ii) use its reasonable best efforts to obtain a signed written consent in lieu of a meeting of Company shareholders and Aiways Europe agreed to take all other actions necessary or advisable to secure the requisite Company shareholder approval.

Signing Seller made certain interest-free loans to Aiways Europe in the aggregate amount of $1,500,000 (the “HUDA Bridge Advance”), which Aiways Europe then loaned to us. We agreed that the proceeds from the HUDA Bridge Advance will be used solely for purposes of maintaining us as a public company and implementing the consummation of the Transactions.

We intends to amend it outstanding rights, which were issued as part of the units in its initial public offering, to decrease the number of our Common Shares issuable upon the consummation of its business combination from one-fifth (1/5th) of a our Common Share to one-fiftieth (1/50th) of a our Common Share (the “Rights Amendment”). We agreed to use its commercially reasonable efforts to, as promptly as practicable after the date of the Business Combination Agreement, (i) obtain the approval of the Rights Amendment by the holders of our rights to (ii) otherwise effect the Rights Amendment, including filing with the SEC a proxy statement (the “Rights Amendment Proxy Statement”) to call a meeting of the holders of our Rights (or seek the written consent of the holders of our rights) to approve the Rights Amendment, use its commercially reasonable efforts to have the Rights Amendment Proxy Statement “clear” comments with the SEC, send a copy of the Rights Amendment Proxy Statement to the holders of our Rights, and holding a meeting of the holders of our Rights (or seek the written consent of the holders of our Rights), in each case, as promptly as practicable after the date of the Business Combination Agreement.

Conditions to Consummation of the Business Combination

The Business Combination Agreement contains customary conditions to Closing, including the following mutual conditions of the parties (unless waived): (i) the approval of the Business Combination Agreement and the Transactions and related matters by the requisite vote of our stockholders; (ii) the approval of the Business Combination Agreement and the transactions and related matters by the requisite vote of Company shareholders; (iii) expiration or termination of any waiting period under applicable antitrust laws; (iv) receipt of required third party consents, if any; (v) no law or order preventing the Business Combination; (vi) the members of the Post-Closing Pubco Board having been appointed in accordance with the Business Combination Agreement; (vii) the Registration Statement having been declared effective by the SEC; (viii) approval from Nasdaq for the listing of the Pubco Ordinary Shares to be issued in connection with the Business Combination; (ix) Pubco shall have amended and restated its memorandum and articles of association in a form reasonably acceptable to HUDA and Aiways Europe; (x) each of Aiways Europe and we shall have received evidence reasonably satisfactory that Pubco qualifies as a foreign private issuer; and (xi) there shall not be any pending action brought by a third party that is not an affiliate of the parties to enjoin or otherwise prevent the consummation of the Closing.

In addition, unless waived by Aiways Europe, Pubco, Merger Sub and Sellers, the obligations of Aiways Europe, Pubco, Merger Sub and Sellers to consummate the Business Combination are subject to the satisfaction of the following additional conditions, in addition to the delivery by us of the customary certificates and other Closing deliverables: (i) the representations and warranties of us being true and correct on and as of the date of the Business Combination Agreement and as of the Closing (subject to Material Adverse Effect); (ii) We having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Business Combination Agreement required to be performed or complied with by it on or prior to the date of the Closing; (iii) absence of any Material Adverse Effect with respect to us since the date of the Business Combination Agreement which is continuing and uncured; (iv) the Sponsor Agreement (as defined below) and the Insider Letter Amendment (as defined below) in each case shall be effective as of Closing; (v) each Seller or Parent Shareholder other than the Unlocked Company Shareholders (as defined in the Business Combination Agreement) shall have executed and delivered to Pubco a Lock-Up Agreement (as defined below) and each such Lock-Up Agreement effective as of the Closing; (vi) the parties shall have amended and restated our existing registration rights agreement in form and substances reasonably acceptable to us, Pubco and Aiways Europe to, among other matters, have Pubco assume the registration obligations of us under the existing registration rights agreement, have such rights apply to the Pubco Ordinary Shares, and to provide the Pubco Insiders (as defined in the Business Combination Agreement) with registration rights thereunder (the “Amended Registration Rights Agreement”); and (vi) the Post-Closing Pubco Board shall have been elected or appointed as of the Closing in a manner consistent with the Business Combination Agreement. There is no minimum cash condition.

Finally, unless waived by us, our obligations to consummate the Business Combination are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by Aiways Europe Entities (as defined in the Business Combination Agreement) customary certificates and other Closing deliverables: (i) All of the representations and warranties of Aiways Europe Entities and the Sellers set forth in the Business Combination Agreement and in any certificate delivered by or on behalf of Aiways Europe Entities or any Seller pursuant hereto shall be true and correct on and as of the date of the Business Combination Agreement and on and as of the Closing. (Subject to Material Adverse Effect); (ii) Aiways Europe Entities and the Sellers shall have performed in all material respects all of their respective obligations and complied in all material respects with all of their respective agreements and covenants under this Agreement to be performed or complied with by them on or prior to the Closing Date; (iii) Each Seller or Parent Shareholder that is not an Unlocked Company Shareholder shall have executed and delivered to us a Lock-Up Agreement, and each Lock-Up Agreement effective as of the Closing; and (iv) absence of any Material Adverse Effect with respect to Aiways Europe and its subsidiaries on a consolidated basis since the date of the Business Combination Agreement which is continuing and uncured.

Termination

In addition to termination by mutual agreement among parties, the Business Combination Agreement may be terminated at any time prior to the Closing by either HUDA or Aiways Europe if the Closing does not occur by April 18, 2025 (the “Outside Date”).

The Business Combination Agreement may also be terminated under certain customary and limited circumstances at any time prior to the Closing, including: (i) by either us or Aiways Europe if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the transactions, and such order or other action has become final and non-applicable; (ii) by Aiways Europe for our uncured material breach of the Business Combination Agreement, such that the related Closing condition would not be met; (iii) by us for the uncured material breach of the Business Combination Agreement by Aiways Europe, Pubco, Merger Sub or any Seller such that the related Closing condition would not be met; and (iv) by written notice by Aiways Europe to us if we hold our stockholder meeting to approve the Business Combination Agreement and the transactions and such approval is not obtained.

If the Business Combination Agreement is terminated, all further obligations of the parties under the Business Combination Agreement (except for certain obligations) will terminate, and no party to the Business Combination Agreement will have any further liability to any other party thereto, other than for willful breach or fraud prior to termination. The Business Combination Agreement does not provide for any termination fees. However, if Aiways Europe terminates the Business Combination for our uncured material breach of the Business Combination Agreement such that the related Closing condition would not be met, we shall immediately repay the HUDA Bridge Advance upon such termination

Trust Account Waiver

Aiways Europe, Pubco, Merger Sub and Seller each agreed on behalf of themselves and their respective subsidiaries that they will not have any right, title, interest or claim of any kind in or to any monies in our trust account (including any distributions therefrom) held for its public stockholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom) other than in connection with the Closing.

Governing Law

The Business Combination Agreement is governed by the laws of the State of Delaware without regard to the conflict of laws principles thereof. All actions arising out of or relating to the Business Combination Agreement shall be heard and determined exclusively in the Court of Chancery of the State of Delaware in and for New Castle County, Delaware or if such court shall not have jurisdiction, any federal court located in the State of Delaware or other Delaware state court (or in any appellate court therefrom).The Business Combination Agreement contains representations, warranties and covenants made by the respective parties as of the date of such agreement or other specified dates. These provisions are subject to qualifications and limitations set forth in the agreement, including those in the disclosure schedules. While the Business Combination Agreement has been made publicly available, it does not necessarily reflect the current state of affairs of us, the Target, Merger Sub, Pubco, the Sellers, or any other party thereto.

Additionally, the representations, warranties, covenants and agreements contained in the Business Combination Agreement may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the SEC. Investors should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Business Combination Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the Business Combination Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the Business Combination Agreement, which subsequent information may or may not be fully reflected in our and Pubco’s public disclosures.

Related Agreements

Sponsor Agreement

Simultaneously with the execution and delivery of the Business Combination Agreement, the Sponsor, Pengfei Xie (the “Sponsor Guarantor” and together with the Sponsor, each a “Sponsor Party”), Aiways Europe, Pubco and the Company entered into a letter agreement (the “Sponsor Agreement”), pursuant to which among other things, (a) each Sponsor Party agreed to, jointly and severally, (i) pay for all our closing expenses (other than our pre-closing tax liabilities) at or prior to the Closing, (ii) pay for any required our pre-closing tax liabilities, which payment will be repaid by Pubco to the Sponsor in cash without interest within one (1) month after the Closing, (iii) indemnify Pubco, us and the Target and their respective representatives to the extent that any our closing expenses (other than our pre-closing tax liabilities) have not been paid or otherwise fully satisfied as of the Closing, and (iv) immediately repay the HUDA Bridge Advance to Aiways Europe if Aiways Europe terminates the Business Combination for our uncured material breach of the Business Combination Agreement, (b) our obligations under any loans made by the Sponsor to us prior to the Closing, up to an aggregate of One Million Five Hundred Thousand U.S. Dollars ($1,500,000), will be converted into Pubco Ordinary Shares at the Closing at a conversion price of Ten U.S. Dollars ($10.00) per Pubco Ordinary Share (“Converted Sponsor Loans”), and (c) the Sponsor agreed to provide reasonable support for the Transaction Financing.

Insider Letter Amendment

Simultaneously with the execution of the Business Combination Agreement, we, Pubco, the Sponsor, Aiways Europe and other our insiders entered into an amendment (the “Insider Letter Amendment”) to the letter agreement that was entered into in connection with our initial public offering (the “Insider Letter”), to (i) give Pubco and Aiways Europe rights to enforce the terms of the Insider Letter, (ii) effective as of the Closing, assign our rights and obligations under the Insider Letter to Pubco and (iii) provide that up to an aggregate of 3,000,000 Pubco Ordinary Shares issued pursuant to the Business Combination Agreement in exchange for the our Founder Shares, our Private Units, our Private Shares and our Private Rights, when added together with the Pubco Ordinary Shares issued pursuant to the Business Combination Agreement in satisfaction of the Converted Sponsor Loans, will be released from the lock-up periods applicable thereunder. In addition, approximately 3,000,000 Pubco Ordinary Shares to be held by certain Sellers and Parent Shareholders will not be subject to any lock-up restrictions pursuant to the Business Combination Agreement.

Lock-Up Agreement

On or prior to the Closing, each Seller and Parent Shareholder, except for such Sellers and Parent Shareholders (as defined in the Business Combination Agreement) that will not be Pubco Insiders (as defined in the Business Combination Agreement) immediately after the Closing and that are expected as of immediately after the Closing to hold an aggregate of 3,000,000 Pubco Ordinary Shares (such Sellers and Parent Shareholders that are not required to sign Lock-Up Agreements, the “Unlocked Company Shareholders”), will enter into a Lock-Up Agreement with Pubco and us (the “Lock-Up Agreements”), which Lock-Up Agreements will become effective as of the Closing. The Lock-Up Agreements pertain to all of the Pubco Ordinary Shares to be issued to either the Sellers or Parent Shareholders, unless otherwise excluded as an Unlocked Company Shareholder, under the Business Combination Agreement (all such securities, together with any securities paid as dividends or distributions with respect to such securities or into which such securities are exchanged or converted, the “Restricted Securities”) shall become subject to limitations on disposition as set forth in the Lock-Up Agreements.

Pursuant to each Lock-Up Agreement, each individual agreed not to, during the period commencing from the Closing Date and ending on (A) (x) with respect to 50% of the Restricted Securities, the earlier of the six (6) month anniversary of the date of the Closing and the date on which the closing price of the Pubco Ordinary Shares exceeds $12.50 for any 20 trading days within a 30-day trading period following the Closing and (y) with respect to the remaining 50% of the Restricted Securities, the six (6) month anniversary of the date of the Closing and (B) (B) the date after the Closing on which Pubco consummates a liquidation, merger, share exchange, reorganization or other similar transaction with an unaffiliated third party that results in all of Pubco’s shareholders having the right to exchange their equity holdings in Pubco for cash, securities or other property: (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any Restricted Securities, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Restricted Securities, or (iii) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (i), (ii) or (iii) above is to be settled by delivery of Restricted Securities or other securities, in cash or otherwise (any of the foregoing described in clauses (i), (ii) or (iii), a “Prohibited Transfer”).

The Business Combination is expected to result in significant dilution to our public stockholders. Upon consummation of the transaction, former shareholders of Aiways Europe are expected to own a substantial majority of the outstanding equity of the combined company, while our public stockholders will own a significantly smaller percentage. In addition, the issuance of shares in connection with the PIPE investment at a purchase price below the $10.00 per share valuation used in the Business Combination, as well as the conversion of sponsor interests and other equity-linked securities, will further dilute the ownership interests of our public stockholders. For additional information regarding dilution, see the Form F-4. Background of the Business Combination under PROPOSAL 1: THE BUSINESS COMBINATION PROPOSAL

Our sponsor, officers and directors have financial interests in the Business Combination that may differ from, or be in addition to, the interests of our public stockholders. These interests include, among others, ownership of founder shares and private placement securities that were acquired at prices significantly lower than the price paid by public stockholders, as well as the potential conversion of sponsor loans into equity of the combined company. As a result, our sponsor may realize a positive return on its investment even if public stockholders experience a loss. These interests may create incentives for our sponsor and management to complete a business combination, including the proposed transaction, rather than liquidate the Company. For a more complete description of these interests, see the Form F-4. Background of the Business Combination under PROPOSAL 1: THE BUSINESS COMBINATION PROPOSAL

Our board of directors approved the Business Combination Agreement and determined that the Business Combination is fair to and in the best interests of our stockholders. In making its determination, the board considered a number of factors, including financial analyses and a fairness opinion provided by an independent financial advisor. For a more detailed discussion of the background of the Business Combination, the board’s reasons for approval, and the fairness opinion, see the Form F-4. Background of the Business Combination under PROPOSAL 1: THE BUSINESS COMBINATION PROPOSAL

Acquisition Strategy and Criteria

Prior to entering into the Business Combination Agreement with Aiways Europe, our business strategy was to identify and complete an Initial Business Combination with a company that complemented the experience of our management team. Our selection process was designed to leverage our Board of Directors and executives’ broad relationships, industry experience and deal sourcing capabilities to access opportunities in the technology sector in the United States.

●	We intended to use the following criteria in evaluating prospective target businesses:

●	Well established market presence with recognizable brand

●	Platform with sufficient scale for expansion through acquisitions

●	Generates stable free cash flow or has potential to do so near term

●	Generates returns well in excess of cost of capital

●	Can benefit from new technologies to meaningfully enhance financial performance

●	Quality management with ability to contribute to growth strategy

●	Would benefit from being publicly traded and having access to growth capital

In evaluating a prospective target business, we expect to conduct an extensive due diligence review, including meetings with management, document reviews, inspection of facilities, and a review of financial and other information.

We are not prohibited from pursuing an Initial Business Combination with a target affiliated with our sponsor, officers or directors. In such event, we would obtain an opinion from an independent investment banking firm that such transaction is fair from a financial point of view. Certain of our directors and officers may have fiduciary duties to other entities and may be required to present business combination opportunities to such entities prior to presenting them to us.Initial Business Combination

Our Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the assets held in the trust account (net of amounts disbursed for working capital purposes and excluding deferred underwriting discounts) at the time of signing a definitive agreement. If our board of directors is unable to independently determine fair market value, we will obtain an opinion from an independent investment banking firm.

We anticipate structuring our Initial Business Combination so that the post-transaction company owns 100% of the equity interests or assets of the target business. We may, however, acquire less than 100% if the post-transaction company owns or acquires 50% or more of the outstanding voting securities or otherwise acquires a controlling interest sufficient not to be required to register as an investment company under the Investment Company Act.

The net proceeds from the trust account may be used as consideration to pay the sellers of the target business. If not all funds are used for consideration or redemptions, the balance may be used for general corporate purposes. We may be required to obtain additional financing in connection with our Initial Business Combination. None of our sponsor, officers, directors or stockholders is required to provide any financing to us.

Status as a Public Reporting Company

Although our securities have been delisted from Nasdaq, we continue to be subject to the reporting requirements of the Exchange Act pursuant to Section 12(g).

We are an “emerging growth company” as defined in the JOBS Act and are eligible to take advantage of certain exemptions from various reporting requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We intend to take advantage of the benefits of the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Regulation S-K and may take advantage of certain reduced disclosure obligations, including providing only two years of audited financial statements.

Financial Position

As of the date of this report, we had approximately $406,761 held in the trust account. The funds held in the trust account are primarily available to satisfy redemption requests by our public stockholders in connection with the proposed business combination. To the extent any funds remain in the trust account following redemptions, such amounts may be released to the combined company and used for general corporate purposes. Given the significant redemptions to date, the trust account is not expected to provide meaningful liquidity to the combined company.

We may complete our Initial Business Combination using a combination of cash, debt and equity securities, which provides flexibility in structuring the consideration payable in connection with the transaction.

On November 26, 2025, December 15, 2025 and December 16, 2025, Pubco, Aiways Europe and we entered into subscription agreements (the “PIPE Subscription Agreements”) with three accredited investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to subscribe for an aggregate of 1,000,000 Pubco ordinary shares at a purchase price of $5.00 per share, for total gross proceeds of $5.0 million (the “PIPE Investment” and such shares, the “PIPE Shares”).

The PIPE Investment is expected to close substantially concurrently with the closing of the Business Combination, subject to the satisfaction of customary closing conditions, including, among others: (i) the absence of any suspension or threatened suspension of the qualification of the PIPE Shares for offering or trading in any jurisdiction; (ii) the satisfaction or waiver of the closing conditions set forth in the Business Combination Agreement (other than those conditions that are to be satisfied at the closing); and (iii) the accuracy of representations and warranties and the performance of covenants by the parties, in each case subject to customary standards.

The issuance of the PIPE Shares will have a dilutive effect on our non-redeeming public stockholders. Pursuant to the PIPE Subscription Agreements, Pubco has agreed to file, at its sole cost and expense, within 30 calendar days following the closing of the PIPE Investment (subject to customary extensions), a registration statement with the SEC to register the resale of the PIPE Shares, and to use commercially reasonable efforts to have such registration statement declared effective as soon as practicable thereafter.

The PIPE Shares will be subject to a six-month lock-up period following the closing, subject to customary exceptions.

Competition

Following the execution of the Business Combination Agreement with Aiways Europe, we are no longer actively seeking alternative business combination opportunities. Accordingly, we do not currently face material competition in identifying or selecting a target business.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but intend to devote as much time as they deem necessary to our affairs until we have completed our Initial Business Combination.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the following risk factors, together with the other information contained in this annual report and in the Form F-4 relating to the proposed business combination, before making an investment decision.

We may be required to liquidate if we do not complete an Initial Business Combination by July 18, 2026. Our stockholders have approved extensions that permit us to extend the deadline for completing an Initial Business Combination through July 18, 2026. If we are unable to complete an Initial Business Combination by the end of the combination period, we will be required to wind up, redeem the outstanding public shares and dissolve. In that event, the rights will expire worthless, our founder shares will become worthless and our public stockholders may receive less than they expected from the trust account.

Risks Related to the Proposed Business Combination

The proposed Business Combination may not be completed on the terms currently contemplated, or at all.

Completion of the proposed Business Combination with Aiways Europe is subject to numerous conditions, including stockholder approval, the effectiveness of the registration statement on Form F-4, the receipt of required regulatory approvals, the satisfaction or waiver of customary closing conditions and Pubco’s ability to obtain Nasdaq listing approval. There can be no assurance that these conditions will be satisfied or that the Business Combination will be completed within the required timeframe, or at all.

The absence of a minimum cash condition may result in the combined company having limited liquidity following the Business Combination.

The Business Combination Agreement does not include a minimum cash condition. As a result, the transaction may be completed even if a substantial majority of public stockholders elect to redeem their shares. If significant redemptions occur and additional financing is not obtained, the combined company may have limited cash resources, which could adversely affect its ability to execute its business plan, meet its obligations and sustain operations.

We have experienced substantial redemptions, which significantly reduce available cash and increase financing risk.

We have experienced significant redemptions in connection with prior extension votes, and as of December 31, 2025, only 36,771 public shares remained outstanding, representing a reduction of over 99% of the public shares originally issued in the Initial Public Offering. As a result, the funds remaining in the trust account are minimal. Further redemptions would reduce available cash even further and may impair our ability to complete the Business Combination, increase reliance on external financing and adversely affect the combined company’s post-closing liquidity.

We may not be able to obtain sufficient financing to complete the Business Combination or support the combined company.

The Business Combination contemplates additional transaction financing, including PIPE investments and other capital raising efforts. There can be no assurance that such financing will be obtained on acceptable terms, or at all. If financing is not obtained, we may be unable to complete the Business Combination or the combined company may lack sufficient capital to operate effectively following closing.

The PIPE investment is priced at a significant discount, which may result in dilution and misalignment of investor interests.

The PIPE investors have agreed to purchase shares at $5.00 per share, which is substantially below the $10.00 per share valuation used in the Business Combination. This pricing disparity may result in immediate dilution to public stockholders and may negatively affect market perception of the combined company’s valuation.

Public stockholders will own only a small minority of the combined company following the Business Combination.

Upon completion of the Business Combination, former shareholders of Aiways Europe are expected to own a substantial majority of the combined company, while our public stockholders will own only a small minority interest. This significant dilution will reduce the voting power and economic interest of public stockholders and limit their ability to influence the management and operations of the combined company.

Following the Business Combination, control of the combined company will shift to Aiways Europe’s shareholders.

After the Business Combination, former shareholders of Aiways Europe will hold a controlling interest in Pubco and will be able to exert significant influence over corporate decisions, including the election of directors and approval of major transactions. As a result, public stockholders will have limited ability to influence the management and policies of the combined company.

If Pubco is unable to obtain Nasdaq listing approval, the Business Combination may not be completed.

The Business Combination is conditioned upon Pubco obtaining approval to list its ordinary shares on Nasdaq. There can be no assurance that Pubco will satisfy Nasdaq’s initial listing requirements. If listing approval is not obtained, the Business Combination may not be consummated, and we may be required to liquidate.

The Business Combination may not be favorable to public stockholders.

Although our board of directors has determined that the Business Combination is fair and in the best interests of stockholders, this determination is based on various assumptions and analyses. The combined company’s actual performance may differ materially from expectations, and public stockholders may experience losses on their investment.

Risks Related to Our Sponsor and Corporate Structure

Our Sponsor controls a substantial majority of our voting power and may approve the Business Combination regardless of the votes of our public stockholders.

As of the date of this report, our Sponsor and its affiliates beneficially own approximately 98.27% of our outstanding voting power. As a result, the approval of the proposed Business Combination is effectively controlled by our Sponsor, and the votes of our public stockholders will have little or no impact on the outcome.

Our Sponsor, officers and directors have financial interests that may differ from those of public stockholders.

Our Sponsor acquired founder shares and private placement securities at prices significantly below those paid by public investors and has provided loans that may convert into equity. As a result, the Sponsor may realize a positive return even if public stockholders experience a loss, which may create incentives to complete the Business Combination rather than liquidate.

Public stockholders have limited ability to influence the outcome of the Business Combination and may primarily rely on their redemption rights.

Given the Sponsor’s voting control, public stockholders may have limited ability to influence the approval of the Business Combination. Accordingly, their primary means of protecting their investment is through the exercise of redemption rights.

Risks Related to Our Financial Condition and Operations

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

We have no operating revenues and depend on the trust account and related-party financing to fund our operations. If we do not complete a Business Combination, we will be required to liquidate. These conditions raise substantial doubt about our ability to continue as a going concern.

We depend on related-party financing and may require additional capital.

We depend on related-party financing and may need additional capital to complete a Business Combination. As of December 31, 2025, the principal amount outstanding under related-party promissory notes was $1,115,977. There is no assurance that the Sponsor or any other financing source will continue to provide funds on acceptable terms, or at all, which could adversely affect our ability to operate and complete a Business Combination.

Our securities have been delisted from Nasdaq, and there is currently no active public market for our securities.

Trading in our securities was suspended in January 2025 and subsequently delisted. As a result, stockholders currently have very limited liquidity and may not be able to sell their securities at desired prices, or at all.

If we are unable to consummate the proposed business combination with Aiways Europe, we are likely to liquidate, and our stockholders may receive only a limited amount, if any, from the trust account.

We have focused our efforts on the proposed transaction with Aiways Europe and are not actively pursuing alternative business combination opportunities. Given our limited remaining time to complete an Initial Business Combination, if the proposed transaction is not completed, we are unlikely to be able to identify and complete another business combination.

In such event, we would be required to wind up our operations, redeem our public shares and liquidate. As a result of significant prior redemptions, the funds remaining in the trust account are minimal, and our public stockholders may receive only a small fraction of their original investment.

We are involved in material litigation that, if resolved unfavorably, could have a material adverse effect on our business, financial condition, and results of operations.

On November 22, 2024, a lawsuit was filed against us and certain officers alleging, among other things, breach of contract and retaliatory discharge, seeking approximately $143,000 in unpaid wages plus additional damages. In response, we have filed a countersuit against the plaintiff, alleging breach of employment contracts and gross negligence, and seeking damages of at least $6.5 million. Both cases are in their early stages, and the outcomes are uncertain. While we intend to vigorously pursue our counterclaims, litigation is inherently uncertain, and an adverse resolution of the plaintiff’s claims or an inability to succeed on our counterclaims could result in significant financial liabilities, divert management’s attention, and harm our reputation, any of which could have a material adverse effect on our business and ability to consummate our Initial Business Combination.

Risks Related to Aiways Europe and the Combined Company

Aiways Europe has significant capital requirements and limited liquidity.

Aiways Europe operates in a capital-intensive industry and requires substantial ongoing financing. If adequate financing is not available, its business, operations and growth prospects could be materially adversely affected.

The combined company will be dependent on a single business operating in the electric vehicle industry.

Following the Business Combination, the combined company will rely entirely on Aiways Europe’s business. Any adverse developments in this industry or affecting Aiways Europe specifically could have a material adverse effect on the combined company.

Following the business combination, Pubco is expected to operate as a foreign private issuer with operations outside the United States, which will subject it to additional risks.

Upon completion of the business combination, Pubco will operate the business of Aiways Europe, which has operations outside the United States. As a result, the combined company will be subject to risks associated with international operations, including differences in regulatory environments, economic and political conditions, foreign currency fluctuations, and compliance with foreign laws and regulations.

In addition, Pubco is expected to qualify as a foreign private issuer under U.S. securities laws and will be subject to different reporting and governance requirements than U.S. domestic issuers. These differences may result in less frequent or less detailed disclosure to investors and may make it more difficult for investors to evaluate the combined company’s performance and prospects.

The issuance of additional equity securities by Pubco in connection with the business combination and under its incentive equity plan will dilute the ownership interests of existing stockholders.

Following the completion of the business combination, Pubco, rather than the Company, will operate the combined business. Pubco expects to issue a substantial number of ordinary shares in connection with the transaction and may issue additional equity securities in the future, including under an incentive equity plan adopted in connection with the business combination.

The issuance of such securities, including awards under the incentive plan that may represent up to 10% of Pubco’s issued and outstanding shares following the closing (after giving effect to redemptions), will dilute the ownership interests of existing stockholders. In addition, any future equity issuances may further dilute stockholders and could adversely affect the market price and value of Pubco’s securities.

Our management team has limited experience in the electric vehicle industry.

Our management may not be able to fully evaluate the risks associated with Aiways Europe’s business, which could adversely affect the success of the Business Combination.

Risks Related to Regulatory and Structural Matters

Following the Business Combination, Pubco is expected to qualify as a foreign private issuer, which will result in reduced reporting requirements.

Pubco will be exempt from certain U.S. securities laws requirements, including quarterly reporting and proxy rules. As a result, investors may receive less frequent or less detailed information.

If we are deemed to be an investment company, we may be required to liquidate.

If we are deemed an investment company under the Investment Company Act, we would be subject to burdensome compliance requirements and may be forced to abandon our Business Combination efforts and liquidate.

We may be required to liquidate if we do not complete a Business Combination by July 18, 2026.

If we do not complete a Business Combination within the required timeframe, we will be required to wind up our operations, redeem our public shares and liquidate. In such event, our public stockholders may receive less than they expected and our warrants and rights will expire worthless.

The extremely high level of redemptions has significantly altered our capital structure and may adversely affect the viability of the combined company.

We have experienced redemptions exceeding 99% of our public shares, leaving only a very small number of shares outstanding. As a result, our remaining public float is extremely limited, and the capital available from the trust account is minimal.

This unusual capital structure may adversely affect investor confidence, increase financing risk, and make it more difficult for the combined company to operate effectively following the Business Combination.

Even if Pubco obtains Nasdaq listing approval, there may be limited or no active trading market for its securities.

Given the limited number of public shares outstanding and reduced public float, there can be no assurance that an active or liquid trading market will develop following the Business Combination. As a result, investors may experience significant volatility in the trading price of Pubco’s securities or may be unable to sell their shares at desired prices, or at all.

Our ability to generate value for stockholders is dependent on the completion of a single transaction.

We have focused substantially all of our efforts on the proposed Business Combination with Aiways Europe and are not actively pursuing alternative transactions. If the Business Combination is not completed, we are unlikely to identify and complete another transaction within the required timeframe and would be required to liquidate.

The Business Combination involves a complex transaction with a capital-intensive and operationally challenging business.

The proposed transaction involves combining with a company operating in the electric vehicle industry, which requires substantial capital, involves complex supply chains and is subject to regulatory and market uncertainties. In addition, the transaction involves cross-border elements and integration challenges.

These factors increase the risk that the combined company may not achieve its expected business objectives or financial performance.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

Our securities have been delisted from Nasdaq, and there is currently no active public market for our securities. Trading in our common stock, units and rights was suspended on January 24, 2025 and Nasdaq subsequently filed a Form 25 on July 11, 2025 to complete the delisting. As a result, our stockholders currently have very limited liquidity and may not be able to sell their securities at desired prices, or at all. Delisting also may impair our ability to attract investors, complete financing transactions and consummate an Initial Business Combination. In addition, delisting reduces the market transparency and investor protections that would otherwise accompany a Nasdaq-listed security. Although Pubco has applied to list its ordinary shares on Nasdaq in connection with the closing, there can be no assurance that it will satisfy the applicable initial listing standards or that it will be able to maintain such listing following the Business Combination.

We have substantial doubt about our ability to continue as a going concern. As a SPAC, we have no operating revenues and depend on the trust account, working capital advances and related-party financing to fund our operations. If we do not complete an Initial Business Combination by the end of the combination period, we will be required to liquidate. These conditions raise substantial doubt about our ability to continue as a going concern.

We recently changed our independent registered public accounting firm, which could result in additional costs and may affect the timing or effectiveness of our financial reporting.

On April 8, 2026, our audit committee approved the dismissal of WWC, P.C. as our independent registered public accounting firm and the appointment of HCL, PLLC as our new independent registered public accounting firm. Although there were no disagreements or reportable events with our former auditor, the transition to a new auditor requires the new firm to become familiar with our business, accounting policies and internal controls.

This transition may result in additional costs, increased demands on management and potential delays in the completion of our audits or the filing of our periodic reports. In addition, if our new auditor identifies issues in the course of its audit procedures, including matters relating to our internal controls over financial reporting, we may be required to devote additional resources to address such matters. Any delays or issues in our financial reporting could adversely affect our ability to complete the proposed business combination and maintain compliance with applicable reporting requirements.

Our Delisting from Nasdaq Increases the Risk of Pubco Failing to Obtain Listing Approval.

We have been delisted from Nasdaq after the signing of the Business Combination Agreement but prior to the Closing. While Nasdaq has confirmed that the our delisting will not automatically preclude Pubco from obtaining initial listing approval, there remains an increased risk that Pubco may fail to satisfy Nasdaq’s initial listing requirements, which is a condition precedent to Closing.

As a result of the Business Combination, Nasdaq will evaluate the listing eligibility of Pubco under its standard initial listing requirements, including minimum share price, market capitalization, shareholder equity, public float, and corporate governance standards. Our prior delisting may not directly impact this review, but it could still contribute to perceived risks that may indirectly affect the likelihood of listing approval, including:

●	Market and investor confidence concerns, which may impact trading activity and pricing stability

●	Regulatory and compliance risks, particularly if the prior delisting was due to governance, reporting, or financial deficiencies;

●	Potential Nasdaq inquiries into the circumstances surrounding HUDA’s delisting, which could result in additional scrutiny of Pubco’s eligibility; and

●	Extended review periods or additional requirements imposed by Nasdaq that could delay the approval process.

If Pubco fails to meet Nasdaq’s initial listing requirements, the business Combination cannot be consummated, and the transaction may be terminated pursuant to the Business Combination Agreement. In such an event, we may be forced to liquidate and return trust funds to Public Stockholders, potentially resulting in investors receiving less than their original investment and missing out on the opportunity to participate in any appreciation in Pubco’s securities.

We may be unable to recover overpayments made to redeeming stockholders in connection with our Extension Meetings, which could adversely affect our cash position or result in reputational or legal risk.

In connection with the redemption of shares pursuant to our First, Second, and Third Extension Meetings held on July 17, 2023, February 15, 2024, and July 5, 2024, respectively, redemption payments were made to public stockholders by Continental Stock Transfer & Trust Company (“CST”), as trustee of our Trust Account, at rates that were later determined to be overstated. The Company had not withdrawn all of the interest that it was entitled to withdraw from the Trust Account to pay tax liabilities prior to calculating the redemption price. As a result, an aggregate overpayment amount of approximately $819,949.42 (the “Aggregate Total Overpayment Amount”) was made to redeeming stockholders.

We have engaged CST to notify affected stockholders and requested the return of the overpaid funds. Subsequent to June 30, 2025, as of October 9, 2025, 44.4% of the total overpaid amount has been recovered, approximately $364,084.26 have been received.

While the Company currently expects to fully recover the Aggregate Total Overpayment Amount, there can be no assurance that stockholders will return all or any portion of the remaining overpayments. In the event the Overpayment Amount is not fully recovered, the Sponsor has committed, pursuant to the Sponsor Agreement, to pay all pre-closing tax liabilities of the Company. The Sponsor will remit such payment directly to the relevant taxing authorities prior to the consummation of the Business Combination. However, the Company may nonetheless face reputational harm or legal claims relating to the overpayment and attempted recovery.

The application of the excise tax under the Inflation Reduction Act of 2022 to us is uncertain and may be subject to interpretation or dispute.

Although our securities were delisted from Nasdaq on July 11, 2025 following the filing of a Form 25, it remains unclear whether we are subject to the 1% excise tax imposed on certain stock repurchases by publicly traded corporations. The application of the excise tax to redemptions of our public shares or to transactions undertaken in connection with the proposed business combination may be subject to differing interpretations and could be challenged by tax authorities.

If the excise tax is determined to apply, it could reduce the funds available to complete the business combination or for distribution to stockholders and could adversely affect the value of our securities. In addition, any dispute or uncertainty regarding the application of the excise tax could result in additional costs or liabilities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We recognize the critical importance of cybersecurity measures to safeguard our information systems. We have integrated cybersecurity risk management into our broader risk management framework. Because we are aware of the risks associated with third-party service providers, we conduct assessments of third-party providers before engagement and maintain ongoing monitoring. We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

We maintain processes designed to identify and assess cybersecurity risks, including oversight by management and periodic reporting to the board of directors.

ITEM 2. PROPERTIES

We do not own any real property. Our executive offices are located at 31 Hudson Yards, Office 51, New York, New York 10001. Pursuant to an administrative services arrangement, we pay our Sponsor or its affiliate $20,000 per month for office space, utilities, secretarial and administrative support. We believe this arrangement is adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

We currently involved in litigation matters that may affect its business and operations. On November 22, 2024, Alex Don filed a lawsuit against us, PX Global Advisors, LLC, and certain officers of both companies in the Supreme Court of New York, County of New York (Index No. 161040/2024), alleging claims for breach of contract, violations of New York Labor Law § 193(5) for unpaid wages, and retaliatory discharge under New York Labor Law § 215 and § 740. The plaintiff seeks approximately $143,000 in alleged unpaid wages, plus additional damages. On November 29, 2024, we and the other defendants filed a countersuit against Alex Don (Index No. 659350/2024), alleging breach of employment contracts, gross negligence, and willful misconduct in connection with the company’s Nasdaq compliance matters, seeking damages of at least $6.5 million. Both cases are still in their early stages. While we intend to vigorously defend against the claims and pursue its counterclaims, litigation is inherently uncertain and there can be no assurance of a favorable outcome. An adverse resolution of these matters could have an adverse effect on HUDA’s business, financial condition, and results of operations.

To the knowledge of our management team, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such other than the cases described above.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and rights were previously listed on The Nasdaq Stock Market under the symbols “HUDAU,” “HUDA” and “HUDAR,” respectively. On January 22, 2025, the Nasdaq Hearings Panel determined to delist our securities, and trading was suspended effective at the open of business on January 24, 2025. Nasdaq filed a Form 25 with the SEC on July 11, 2025 to complete the delisting and deregistration process. There is currently no active public market for our securities.

Holders

On December 31, 2025, there were 2 holders of record of our units.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our Initial Business Combination.

Issuer Purchases of Equity Securities

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

On October 15, 2025, HUDA held a special meeting of its stockholders, where the stockholders approved the proposal to amend HUDA’s Fourth Amended and Restated Certificate of Incorporation pursuant to an amendment to its Charter to extend the date by which HUDA must effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses from October 18, 2025, up to nine (9) times for an additional one (1) month each time to July 18, 2026, and does not require monthly deposits into the Trust Account.

In connection with the vote to approve the Extension Amendment, the holders of 61,492 shares of Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.08 per share, for an aggregate redemption amount of $681,347. Following such redemptions, 36,771 Public Shares remained outstanding as of October 15, 2025.

The redemptions have reduced the amount of cash available to the Company for the business combination and are expected to increase the relative ownership of the sponsor and non-redeeming shareholders.

Other than share redemptions by public stockholders in accordance with our charter, we did not repurchase any shares of our common stock during the year ended December 31, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this annual report, including statements regarding our financial position, business strategy, ability to complete an Initial Business Combination and the proposed transaction with Aiways Europe, are forward-looking statements. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Item 1A. Risk Factors” and elsewhere in this annual report.

Overview

We are a blank check company formed in Delaware on January 13, 2021 for the purpose of effecting an Initial Business Combination. We do not have any operations and have generated no operating revenues to date. Our activities since inception have consisted of organizational activities, activities related to our initial public offering, maintaining our status as a public company, identifying and evaluating prospective target businesses, negotiating business combination terms, and preparing for the proposed transaction with Aiways Europe.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Business Combination Deadline and Extension Amendments Since our Initial Public Offering, we have held multiple stockholder votes to extend the deadline by which we must complete an Initial Business Combination:

July 17, 2023: Stockholders approved an extension to April 18, 2024, with monthly deposits of $80,000 into the trust account. In connection with this vote, holders of 4,427,969 shares redeemed their shares for approximately $10.43 per share, leaving approximately $25 million in the trust account.

April 17, 2024: Stockholders approved an extension to January 18, 2025, with monthly deposits of $25,000. In connection with this vote, holders of 2,315,868 shares redeemed their shares for approximately $11.10 per share.

July 10, 2024: Stockholders approved an extension to October 18, 2025, with no further monthly deposit requirements. Holders of 3,200 shares redeemed their shares for approximately $11.08 per share.

October 15, 2025: Stockholders approved an extension to July 18, 2026, with no further monthly deposit requirements. Holders of 61,492 shares redeemed their shares for approximately $11.08 per share.

If we do not consummate an Initial Business Combination by July 18, 2026, we will be required to cease all operations except for the purpose of winding up, redeem the outstanding public shares and dissolve and liquidate.

Proposed Business Combination with Aiways Europe

On November 22, 2024, we entered into a Business Combination Agreement with EUROEV Holdings Limited (“Pubco”), Aiways Merger Sub, Inc., Aiways Automobile Europe GmbH (“Aiways Europe”) and Aiways Tech Limited. The proposed transaction remains subject to stockholder approval, effectiveness of the registration statement, and the satisfaction or waiver of customary closing conditions. As disclosed in the Form F-4 filed on March 23, 2026, Pubco has applied to list its ordinary shares on Nasdaq under the symbol “EUEV” in connection with the closing.

Nasdaq Delisting

On January 22, 2025, the Nasdaq Hearings Panel determined to delist our securities from Nasdaq, and trading in our securities was suspended effective January 24, 2025. Nasdaq filed a Form 25 on July 11, 2025. The delisting has reduced the liquidity of our securities and may adversely affect our ability to complete financing transactions and consummate our Initial Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2025 were organizational activities and those necessary to prepare for our initial public offering, described below, and identifying a target for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net loss of $887,178, which consisted of interest earned on marketable securities held in the trust account of $40,060 and interest earned on operating cash account of $2,105, offset by general and administrative expenses of $581,493 and franchise tax expense of $353,850.

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

Liquidity and Capital Resources

Initial Public Offering and Private Placement

On October 18, 2022, we consummated our Initial Public Offering of 6,000,000 units at $10.00 per unit, generating gross proceeds of $60,000,000. On October 21, 2022, we issued an additional 845,300 units upon the underwriters’ partial exercise of the over-allotment option, generating additional gross proceeds of $8,453,000. Simultaneously with the closing of the Initial Public Offering and the over-allotment closing, the Sponsor purchased 371,500 private placement units for aggregate gross proceeds of $3,715,000.

Following the closing of the Initial Public Offering and partial exercise of the overallotment, an amount of $69,479,795 was placed in a Trust Account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee.

Current Liquidity Position

For the year ended December 31, 2025, cash used in operating activities was $699,875, consisting of a net loss of $881,197, interest received on marketable securities held in the Trust Account of $40,060, a lease payment of $14,397, an increase in accounts payable and accrued expenses of $310,137, a decrease in franchise tax payable of $98,886, that were partially offset by the amortization expense of $27,997, interest expense of $1,331, plus a decrease in prepaid expenses of $1,200.

For the year ended December 31, 2024, cash used in operating activities was $1,081,935, consisting of a net loss of $817,025, interest received on marketable securities held in the Trust Account of $582,231, a lease payment of $20,777, a decrease in accounts payable and accrued expenses of $94,097 and the fair value of related party notes of $790, that were partially offset by the amortization expense of $17,736, interest expense of $123, franchise tax payable of $230,578, and income tax payable of $179,000 , plus a decrease in prepaid expenses of $5,548.

For the year ended December 31, 2025, cash provided by investing activities was $758,613, consisting of cash withdrawn from the Trust Account of $758,613.

For the year ended December 31, 2024, cash provided by investing activities was $25,492,597, consisting of cash withdrawn from the Trust Account of $26,045,551, that was partially offset by an investment of cash in Trust Account of $552,954.

For the year ended December 31, 2025, cash provided by financing activities was $249,965, consisting of cash paid for the redemption of Public Units of $681,347 and the repayment of borrowing due to related parties of $146,025, that were partially offset by cash proceeds from related party borrowing of $701,981 and proceeds from receipt of clawbacked income tax related to redemption of $344,506.

For the year ended December 31, 2024, cash used in financing activities was $24,353,604, consisting of cash paid for the redemption of Public Units of $25,747,589 and the repayment of borrowing due to related parties of $270,000, that were partially offset by cash proceeds from bridge loan of $1,476,882, a cash proceeds from related party borrowing of $187,103.

As of December 31, 2025, we had cash held in the trust account of $406,761. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned in the trust account to complete our Initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, the Company had $346,611 cash held outside of the trust account. We intend to pay the outstanding tax liabilities since the funds are basically from clawbacked income tax related to redemption overpayment, and should be characterized as withdraw from trust account.

Redemption Impact on Public Float and Cash Available In connection with the stockholder votes to extend the deadline to complete an Initial Business Combination, we have experienced significant redemptions of our public shares:

●	July 2023: 4,427,969 shares redeemed

●	April 2024: 2,315,868 shares redeemed

●	July 2024: 3,200 shares redeemed

●	October 2025: 61,492 shares redeemed

As a result, as of December 31, 2025, only 36,771 public shares remained outstanding, representing a reduction of over 99% of the public shares originally issued in the Initial Public Offering. These redemptions have substantially reduced the amount of cash available in the trust account and have significantly diminished our public float.

Trust Account Depletion

The aggregate amount held in the trust account has decreased materially as a result of the redemptions described above. As of December 31, 2025, the trust account balance was $406,761, compared to approximately $69.5 million immediately following the Initial Public Offering. While we have withdrawn an aggregate of $674,236 from the trust account to pay tax obligations, the primary driver of the reduction has been the payment of redemption proceeds to redeeming public stockholders.

Franchise and Income Tax Withdrawals from Trust Account

Since the completion of its IPO on October 14, 2022, and through December 31, 2025, the Company withdrew $672,843 from the Trust Account in total to pay its liabilities related to the income taxes and Delaware franchise taxes. Through December 31, 2025, the Company remitted $215,265, $236,286 and $216,450 to the Delaware franchise tax authorities to pay its outstanding Delaware franchise tax of the fiscal year 2022, 2023 and 2024, respectively, which resulted in $4,842 in excess of the total withdrawn from the Trust Account not remitted to the tax payments, but held in HUDA’s operating account for upcoming tax payments, including the 2025 franchise tax, and not used for operating expenses. On December 31, 2025, HUDA regained the Certificate of Good Standing from the State of Delaware.

The Company continues to incur further tax liabilities and intends to cover such liabilities from the funds in its operating account, preserved funds for taxes and, if necessary, from the proceeds from the promissory note to Sponsor,

Related-Party Financing

To finance transaction costs and working capital needs, our Sponsor and its affiliates have provided financing through promissory notes and working capital advances. As of December 31, 2025, the principal amount outstanding under related-party promissory notes was $1,115,977. Under the Business Combination Agreement, obligations under Sponsor loans made prior to closing, up to an aggregate of $1.5 million, may be converted into Pubco ordinary shares at $10.00 per share at the closing of the proposed business combination.

Dependence on Transaction Closing

Our liquidity and capital resources are critically dependent upon the successful completion of the proposed Business Combination with Aiways Europe. If the Business Combination is not consummated by July 18, 2026, we will be required to cease all operations, redeem the outstanding public shares, and dissolve and liquidate. In that event, our rights will expire worthless, our founder shares will become worthless, and our public stockholders may receive less than the amount currently held in the trust account on a per-share basis.

Going Concern

We have until July 18, 2026 to consummate an Initial Business Combination. If we are unable to do so, we will be required to liquidate. Because we have no operating revenues, limited cash outside the trust account and a mandatory liquidation date if a business combination is not completed, management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the end of the combination period.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2025.

Contractual Obligations

Other than our obligations under related-party promissory notes, a three-year operating lease for a Lexus vehicle effective October 29, 2024, and our deferred underwriting commissions and representative shares payable upon completion of our Initial Business Combination, we do not have material long-term debt, capital lease obligations or other long-term contractual commitments.

As of December 31, 2025, deferred underwriting commissions and representative shares totaled $2,723,060, consisting of cash commissions of $2,395,855 and representative shares issuable in connection with the Initial Public Offering.

Critical Accounting Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our significant accounting estimates include the valuation allowance for deferred tax assets.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Dismissal of Independent Registered Public Accounting Firm

On April 8, 2026, the audit committee of the board of directors of Hudson Acquisition I Corp. (the “Company”) approved the dismissal of WWC, P.C. (“WWC”) as the Company’s independent registered public accounting firm with effective immediately. The reports of WWC on the Company’s consolidated financial statements for the fiscal years ended December 31, 2024 and December 31, 2023 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2024 and December 31, 2023 and through April 8, 2026, there have been no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with WWC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of WWC have caused WWC to make reference thereto in its reports on the consolidated financial statements for such years. During the fiscal years ended December 31, 2024 and December 31, 2023 and through April 8, 2026, there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company provided WWC a copy of the disclosure it is making herein in response to Item 304(a) of Regulation S-K, and requested that WWC provide the Company with a copy of its letter addressed to the Securities and Exchange Commission (the “SEC”), pursuant to Item 304(a)(3) of Regulation S-K, stating whether or not WWC agrees with the statements related to them made by the Company in this report.

(b) Newly Engaged Independent Registered Public Accounting Firm

On April 8, 2026, the audit committee of the board of directors of the Company approved the appointment of HCL,PLLC (“HCL”) as the Company’s new independent registered public accounting firm effective immediately, to perform independent audit services for the fiscal year ending December 31, 2025. During the fiscal years ended December 31, 2024 and December 31, 2023 and through April 8, 2026, neither the Company, nor anyone on its behalf, consulted HCL regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company, and no written report or oral advice was provided to the Company by HCL that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, namely our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The preparation of the Business Combination and related financial disclosures has increased the complexity of our financial reporting processes.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Management (with the participation of the CEO and CFO) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. Notwithstanding this conclusion, management identified a control deficiency related to the calculation of redemption payments that resulted in an overpayment of approximately $819,949. However, management has determined that this deficiency does not constitute a material weakness because insert specific, credible rationale, e.g., it was an isolated incident, has been remediated, or did not affect the overall reliability of financial reporting. Management has since implemented enhanced review procedures for all future redemption calculations.

Management’s conclusion regarding the effectiveness of internal control over financial reporting is separate from, and does not modify, the substantial doubt about the Company’s ability to continue as a going concern, as discussed in Note 1 to the financial statements and in Item 7 of this report. The assessment of internal controls is based on their design and operation for the purpose of producing reliable financial statements as of December 31, 2025. It does not provide assurance on the Company’s future viability or its ability to consummate an Initial Business Combination. Management believes that, despite the going concern uncertainty, the controls that govern the preparation of the financial statements for the year ended December 31, 2025, were operating effectively.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, the management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

During the period from January 13, 2021 through December 31, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

As of the date of this annual report, our executive officers and directors are as follows:

On April 10, 2025, Mr. Rodobaldo Duartes resigned from our board of directors, effective immediately. Following his resignation, Mr. Hong Chen temporarily began serving as a member of the Audit Committee, a member of the Nominating and Corporate Governance Committee, and Chair of the Compensation Committee.

Biographical Information

Name	Age	Position
Warren Wang	55	Chief Executive Officer
Pengfei Xie	56	Chief Financial Officer
Rodobaldo Duartes	57	Independent Director
Chiang Hsien	64	Independent Director
Lixin Wu	61	Independent Director
Hong Chen	58	Independent Director

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

Rodobaldo Duartes, HUDA’s independent director, is the founder and managing partner of DoubleDay Engineering, LLC (“DoubleDay”), an engineering development firm specializing in infrastructure development, commercial real-estate investment, and federal contracting. Mr. Duartes is a Registered Professional Engineer (P.E.), with over 25 years of experience in construction, development, forensics engineering and management. Prior to founding DoubleDay, Mr. Duartes was an Executive Vice President of Sales for Univision Communications, a leading Hispanic media company in the U.S., where he oversaw 65 sales executives and over $600 million in Madison Avenue agency business. He was an M&A investment banker at Bear Stearns from 1999 to 2002. Mr. Duartes earned a B.S. in Electrical Engineering from the University of Florida, an M.B.A. from Columbia Business School, and an M.P.A. from the Kennedy School of Government at Harvard University.

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

Number and Terms of Office of Officers and Directors

Our officers are appointed by the board of directors and serve at the discretion of the board. Our directors serve until their successors are duly elected and qualified, subject to earlier resignation, removal or death.

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

Committees of the Board of Directors

Audit Committee

We have established an audit committee of our board of directors. Messrs. Chen, Hsien and Wu serve as members of our audit committee, and Mr. Lixin Wu is the chair of the audit committee.

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

Compensation Committee

The Compensation Committee currently consists of Messrs. Hong Chen and Chiang Hsien, and Mr. Chen serves as chair.

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

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor or its affiliate of $20,000 per month for office space, utilities and secretarial and administrative support, reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an Initial Business Combination. Accordingly, it is likely that prior to the consummation of an Initial Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such Initial Business Combination. The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of our board of directors. Messrs. Chen and Hsien serve as members of our nominating and corporate governance committee. Messrs. Chen and Hsien are independent under the Nasdaq rules and Mr. Hsien chairs the nominating and corporate governance committee.

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

ITEM 11. EXECUTIVE COMPENSATION

None of our officers or directors received cash compensation from the Company for services rendered during the year ended December 31, 2025. Our Sponsor, officers and directors, or any of their respective affiliates, are entitled to reimbursement for reasonable out-of-pocket expenses incurred in connection with activities on our behalf, including identifying prospective target businesses, conducting due diligence and negotiating a business combination. No such out-of-pocket expenses occurred during the year ended December 31, 2025.

In addition, HUDA entered into Board Member Agreements with its then-current independent directors providing for a lump-sum annual compensation of 20,000 shares for 2024 service, payable upon the completion of our Initial Business Combination. HUDA also entered into Employment Agreements with Warren Wang, Pengfei Xie and Yang Wang that provide for one-time equity compensation payable upon completion of our Initial Business Combination of 20,000 shares to Mr. Wang, 20,000 shares to Mr. Xie and 10,000 shares to Mr. Yang. Mr. Xie has voluntarily forfeited his compensation. No compensation for 2025 service was contemplated.

After the completion of our initial business combination, our directors or members of our management teams will resign from their current positions. No directors or members of our management team will be paid consulting, management or other fees from the combined company. We do not intend to take any action to ensure that members of our management team maintain their positions with the combined company after the consummation of our initial business combination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this annual report by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

The percentages below are based on 2,119,596 shares of common stock outstanding, consisting of 36,771 public shares and 2,082,825 shares held by the Sponsor and its affiliates.

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Approximate Percentage of Outstanding Common Stock
Warren Wang	—	—
Pengfei Xie (3)	—	—
Rodobaldo Duartes	—	—
Chiang Hsien	—	—
Lixin Wu	—	—
All executive officers and directors as a group (5 individuals)	—	—
Hudson SPAC Holding, LLC (3)	2,082,825	98.27%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Hudson Acquisition I Corp., 19 West 44th Street, Suite 1001, New York, New York 10036.

(2)	Interests shown consist of founder shares and Private Placement Units.

(3)	Our sponsor is the record holder of such shares. Mr. Pengfei Xie, our Chief Financial Officer, is the General Partner of the sole member of our sponsor, and as such, has voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor. None of our officers and directors (or trusts for the benefit of their family members) holds any direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

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

In connection with the business combination, Pubco has filed, or will file, a registration statement on Form F-4, which includes the registration of certain of the securities issued in exchange of the Founder shares and private placement units. Following the consummation of the PIPE transaction, Pubco will be required to file a registration statement to register the resale of the PIPE shares within 30 days after closing, in accordance with the PIPE subscription agreements.

The availability of these securities for resale in the public market following the business combination may adversely affect the market price of Pubco’s securities.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

Other than the proposed business combination with Aiways Europe and the transactions contemplated thereby, there are no arrangements known to us the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At inception, January 13, 2021, the Company issued 2,875,000 Founder Shares of common stock for total receivable of approximately of $25,000 received on May 11, 2021. These Founder Shares included up to 375,000 shares of which were subject to forfeiture by the stockholder if the underwriters did not fully exercise their over-allotment option. On December 10, 2021, pursuant to the Underwriter Addendum, the aggregate number of Founder Shares were reduced to 1,725,000. All share and per-share amounts have been retroactively restated to reflect the share surrender. In connection with the partial exercise of the over-allotment option on October 21, 2022, 13,675 Founder Shares were forfeited. The remaining Founder Shares represent 20% of the outstanding shares after the Initial Public Offering. As of December 31, 2025 and 2024, there were 2,082,825 shares outstanding (see Note 6).

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

In connection with the approval of the extension amendment proposal, on July 18, 2023, the Sponsor entered into a non-interest bearing, unsecured promissory note issued by the Company in favor of the Sponsor (the “Extension Note”), providing for loans up to the aggregate principal amount of $720,000. On July 24, 2023, pursuant to the Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment, $80,000 was deposited into the Trust Account for a one-month extension. $80,000 will be deposited into the Trust Account each month the Company determines to extend the date by which it must consummate an Initial Business Combination. The Company has elected to extend such date until April 18, 2024, and an aggregate deposit of $720,000 of the proceeds of the Extension Note were made into the Trust Account. The Extension Note bears no interest and all unpaid principal under the Extension Note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination or (ii) the date of the liquidation of the Company. The Extension Note balance was $240,000 as of December 31, 2025 and 2024, respectively.

On November 22, 2024, the Company executed the Business Combination Agreement with Aiways Automobile Europe GmbH. Pursuant to the Business Combination Agreement, upon the completion of the business combination, EuroEV Holding (the “Pubco”) will be the only surviving entity and all the Company’s common stocks will be dissolved in exchange for the Pubco common stock at 1:1 ratio. Concurrent with the business combination, the Company, Pubco, the Sponsor and Pengfei Xie (the “Sponsor Guarantor”) agreed that the Company’s obligations under any loans made by the Sponsor to the Company prior to the closing, up to an aggregate of $1,500,000 (the “Converted Sponsor Loans”) will be converted into Pubco Ordinary Shares at the closing at a conversion price of $10.00 per Pubco Ordinary Share. During the year ended December 31, 2025, the Company paid back $146,025 and made draws of $701,981. As of December 31, 2025 and 2024, there was $1,115,977 and $560,021, respectively. Simultaneously with the execution and delivery of the Business Combination Agreement, the Company, Pubco, the Sponsor and Pengfei Xie, as Sponsor Guarantor, entered into a Sponsor Agreement pursuant to which the Sponsor and the Sponsor Guarantor agreed, jointly and severally, to (i) pay all HUDA closing expenses other than certain HUDA pre-closing tax liabilities at or prior to the Closing, (ii) pay any required HUDA pre-closing tax liabilities, subject to reimbursement by Pubco in cash without interest within one month after the Closing, (iii) indemnify Pubco, the Company and related parties for unpaid HUDA closing expenses, and (iv) provide support for transaction financing.

Commencing on October 14, 2022, the Company has agreed to pay the Sponsor or its affiliate a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the years ended December 31, 2025 and 2024, the Company incurred $240,000 and $240,000, respectively, on administrative support fees.

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

After the completion of our initial business combination, our directors or members of our management teams will resign from their current positions. No directors or members of our management team will be paid consulting, management or other fees from the combined company. We do not intend to take any action to ensure that members of our management team maintain their positions with the combined company after the consummation of our initial business combination.

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Chiang Hsien, Lixin Wu and Hong Chen are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On May 16, 2024, the audit committee approved the dismissal of UHY LLP (“UHY”) and appointed WWC, P.C. (“WWC”) as the Company’s independent registered public accounting firm for the years ended December 31, 2023.

On April 8, 2026, the audit committee approved the dismissal of WWC as the Company’s independent registered public accounting firm and appointed HCL,PLLC (“HCL”) as the Company’s new independent registered public accounting firm for the year ended December 31, 2025. The following is a summary of fees paid to WWC and HCL for services rendered.

Audit Fees. For the year ended December 31, 2025, fees were approximately $25,000 for the audit of our December 31, 2025 financial statements included in this annual report.

Audit-Related Fees. For the years ended December 31, 2025, HCL did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the years ended December 31, 2025, HCL did not render tax compliance, tax advice or tax planning services.

All Other Fees. For the years ended December 31, 2025, HCL did not render any services to us other than those set forth above.

WWC served as the Company’s independent registered public accounting firm for the year ended December 31, 2024 and for the March 31, 2025, June 30, 2025, and September 30, 2025 quarterly reviews. The following is a summary of fees paid to WWC for services rendered.

Audit Fees. For the year ended December 31, 2024, fees were approximately $36,000 for the audit of our December 31, 2024 financial statements. Fees were approximately $9,000 for the Quarterly Reports on Form 10-Q for the respective periods described above during the year ended December 31, 2025.

Audit-Related Fees. For the year ended December 31, 2024, WWC did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2024, WWC did not render tax compliance, tax advice or tax planning services.

All Other Fees. For the year ended December 31, 2024, WWC did not render any services to us other than those set forth above.

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Business Combination Agreement, by and among Hudson Acquisition I Corp., and Aiways Automobile Europe GmbH.
2.2***	Amendment to Business Combination Agreement, dated as of December 31, 2025, by and among Hudson Acquisition I Corp., EUROEV Holdings Limited, Aiways Merger Sub, Inc., Aiways Automobile Europe GmbH and Aiways Tech Limited
3.1*	Amended and Restated Certificate of Incorporation, dated January 13, 2021
3.2*	Amended and Restated Certificate of Incorporation, dated May 5, 2021
3.3*	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation, dated July 8, 2024
3.4*	Bylaws
4.1*	Hudson Acquisition I Corp. Description of Securities
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officers Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

***	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON ACQUISITION I CORP.

Date: April 24, 2026	By:	/s/ Warren Wang
Warren Wang
Chief Executive Officer (Principal Executive Officer)

Date: April 24, 2026	By:	/s/ Pengfei Xie
Pengfei Xie
Chief Financial Officer (Principal Financial and Accounting Officer)

HUDSON ACQUISITION I CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of Hudson Acquisition I Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hudson Acquisition I Corp. (the “Company”) as of December 31, 2025, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a significant working capital deficit, a significant accumulated stockholders’ deficit and needs to raise additional funds to meet its obligations and sustain its operations. As a Special Purpose Acquisition Company, the Company was formed to effect a merger, capital stock exchange, asset acquisition, or similar business combination with one or more businesses (a “Business Combination”). On January 22, 2025, the Company received written notice (the “Notice Letter”) from the Nasdaq Hearings Panel (the “Panel”) indicating that the Panel had determined to delist the Company’s securities from The Nasdaq Stock Market LLC (“Nasdaq”) and that trading in the Company’s securities would be suspended at the open of trading on January 24, 2025, which constitutes a subsequent event that may further impact its access to capital markets and ability to secure financing.

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

/s/ HCL,PLLC

Certified Public Accountants

PCAOB ID: 7222

We have served as the Company’s auditor since 2026.

Chicago, IL

April 24, 2026

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

San Mateo, California

May 23, 2025

HUDSON ACQUISITION I CORP.

BALANCE SHEETS

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$346,611	$68,758
Prepaid expenses and other current assets	5,000	6,200
Total current assets	351,611	74,958

Marketable securities held in Trust Account	406,761	1,122,381
Interest receivable	1,283	4,217
Right-of-use assets, net	36,814	56,123
Total assets	$796,469	$1,257,679

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$817,509	$507,373
Franchise tax payable	200,000	298,886
Income tax payable	937,000	943,000
Excise tax payable	725,989	719,176
Notes payable - bridge loan	1,500,000	1,491,312
Convertible notes payable - related party	1,115,977	560,021
Short-term lease liabilities	13,605	13,066
Total current liabilities	5,310,080	4,532,834
Deferred underwriting commissions	2,723,060	2,723,060
Long-term lease liabilities	12,115	25,720
Total liabilities	8,045,255	7,281,614

Commitments and Contingencies (Note 5)
Common stock subject to possible redemption, 36,771 and 98,263 shares at redemption value of $16.21 and $9.21 per share as of December 31, 2025 and 2024, respectively	$595,889	$904,670

Stockholders’ deficit:
Common stock, par value $0.0001, 200,000,000 shares authorized; 2,082,825 shares issued and outstanding as of December 31, 2025 and 2024, respectively	$209	$209
Accumulated deficit	(7,844,884)	(6,928,814)
Total stockholders’ deficit	(7,844,675)	(6,928,605)
Total liabilities, redeemable common stock and stockholders’ deficit	$796,469	$1,257,679

The accompanying notes are an integral part of these audited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2025	2024
Operating expenses:
General and administrative expenses	$575,512	$993,775
Franchise tax expense	353,850	58,412
Loss from operations	(929,362)	(1,052,187)
Other income (expense):
Interest earned on marketable securities held in Trust Account	40,060	582,231
Interest earned on cash account	2,105	3,307
Loss on overpayment of franchise tax	-	(172,166)
Fair value adjustment on convertible debt	-	790
Other income (expense), net	42,165	414,162

Loss before income taxes	(887,197)	(638,025)
Provision for income taxes	6,000	(179,000)
Net loss	$(881,197)	$(817,025)

Net income attributable to common stock subject to possible redemption- as adjusted	46,060	597,539
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	85,122	777,107
Basic and diluted net income per share, common stock subject to possible redemption- as adjusted	$0.54	$0.77
Net loss attributable to common stockholders	(927,257)	(1,414,564)
Weighted-average common shares outstanding, basic and diluted	2,082,825	2,082,825
Net loss per share common share, basic and diluted	$(0.45)	$(0.68)

The accompanying notes are an integral part of these audited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2023	2,082,825	$209	$(4,728,997)	$(4,728,788)
Accretion of carrying value to redemption value	-	-	(1,125,315)	(1,125,315)
Excise tax payable attributable to redemption of common stock	-	-	(257,477)	(257,477)
Net income	-	-	(817,025)	(817,025)
Balance as of December 31, 2024	2,082,825	$209	$(6,928,814)	$(6,928,605)
Accretion of carrying value to redemption value	-	-	(28,060)	(28,060)
Excise tax payable attributable to redemption of common stock	-	-	(6,813)	(6,813)
Net loss	-	-	(881,197)	(881,197)
Balance as of December 31, 2025	2,082,825	$209	$(7,844,884)	$(7,844,675)

The accompanying notes are an integral part of these audited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024
OPERATING ACTIVITIES
Net (loss) / income	$(881,197)	$(817,025)
Adjustments to reconcile net loss to net cash used in operating activities:	-
Interest earned on cash and marketable securities held in Trust Account	(40,060)	(582,231)
Change in fair value of convertible notes payable, related party	-	(790)
Amortization expenses	27,997	17,736
Interest expenses	1,331	123
Lease payments	(14,397)	(20,777)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	1,200	5,548
Accounts payable and accrued expenses	310,137	(94,097)
Franchise tax payable	(98,886)	230,578
Income tax payable	(6,000)	179,000
Net cash used in operating activities	(699,875)	(1,081,935)
INVESTING ACTIVITIES
Investment of cash in Trust Account	-	(552,954)
Cash withdrawn from Trust Account	758,613	26,045,551
Net cash provided by investing activities	758,613	25,492,597
FINANCING ACTIVITIES
Redemption of common stock	(681,347)	(25,747,589)
Proceeds from receipt of clawbacked income tax related to redemption	344,506	-
Proceeds from bridge loan	-	1,476,882
Proceeds from convertible notes payable - related party	701,981	187,103
Repayment of convertible notes payable- related party	(146,025)	(270,000)
Net cash provided by (used in) financing activities	219,115	(24,353,604)
Net increase (decrease) in cash during period	277,853	57,058
Cash and cash equivalents, beginning of period	68,758	11,700
Cash and cash equivalents, end of period	$346,611	$68,758
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Change in value of common stock subject to possible redemption	$(28,060)	$24,622,274
Original debt discount on bridge loan	$-	$23,118
Lease liabilities arising from obtaining ROU assets	$-	$59,428

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

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Hudson Acquisition I Corp.

As of December 31, 2025, the Company had not commenced core operations. All activity for the period from January 13, 2021 (inception) through December 31, 2025 relates to the Company’s formation and raising funds through the initial public offering (“Initial Public Offering”), which is described below, and efforts in identifying a target to consummate an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The allocation of the net proceeds available to the Company outside of the Trust Account, along with the interest earned on the funds held in the Trust Account available to pay for income and other tax liabilities, represents the best estimate of the intended uses of these funds. In the event that the assumptions prove to be inaccurate, the Company may reallocate some of such proceeds within the above-described categories. If the estimate of the costs of undertaking due diligence and negotiating the Initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to the Company from the Trust Account is insufficient as a result of the volatile interest rate environment, the Company may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, the Company could seek such additional capital through loans or additional investments from the Sponsor or third parties. The Sponsor has agreed to loan the Company up to an aggregate of $1,000,000 to be used for working capital purposes pursuant to a Promissory Note. As of December 31, 2025, the Company had $1,115,977 in borrowings under the Promissory Note (see Note 3). If the Company is unable to obtain the necessary funds, it may be forced to cease searching for a target business and liquidate without completing the Initial Business Combination.

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

Extension Amendment

On July 17, 2023, the Company held the Special Meeting. On June 28, 2023, the record date for the Special Meeting, there were 8,928,125 shares of common stock outstanding, in which 8,556,625 were entitled to vote at the Special Meeting, approximately 84% of which were represented in person or by proxy at the Special Meeting. The stockholders approved the proposal to amend the Company’s Certificate of Incorporation to give the Company the option to extend the date by which the Company must effect a Business Combination beyond July 18, 2023 up to nine (9) times for an additional (1) month each time to April 18, 2024 upon the deposit into the Trust Account of $80,000 for each calendar month. This amendment increased the time the Company has to consummate an Initial Business Combination from the original maximum amount of 15 months to 18 months from the Initial Public Offering date. In connection with the votes to approve the proposals above, the holders of 4,427,969 shares of common stock of the Company properly exercised their right to redeem their shares for approximately $10.43 per share. Following such redemptions, $46,169,982 was withdrawn from the trust account on July 25, 2023 and 2,417,331 Public Shares remained outstanding as of December 31, 2023.

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

In connection with the vote to approve the Extension Amendment, the holders of 61,492 shares of Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.08 per share, for an aggregate redemption amount of $681,347. Following such redemptions, 36,771 Public Shares remained outstanding as of December 31, 2025.

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

Liquidity and Capital Resources

As of December 31, 2025, the Company had a working capital deficit of $4,958,469, the Company also has an accumulated deficit of $7,844,884. The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

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

The Company closed its bank operating account in April 2025 and opened an investment account in September 2025. All cash and cash equivalents balance of $346,611 are invested in Government Money Market as of December 31, 2025.

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

Since the completion of its IPO on October 14, 2022, and through December 31, 2025, the Company withdrew $672,843 from the Trust Account in total to pay its liabilities related to the income taxes and Delaware franchise taxes. Through December 31, 2025, the Company remitted $215,265, $236,286 and $216,450 to the Delaware franchise tax authorities to pay its outstanding Delaware franchise tax of the fiscal year 2022, 2023 and 2024, respectively, which resulted in $4,842 in excess of the total withdrawn from the Trust Account not remitted to the tax payments, but held in HUDA’s operating account for upcoming tax payments, including the 2025 franchise tax, but not used for operating expenses. On December 31, 2025, HUDA regained the Certificate of Good Standing from the State of Delaware.

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

As of December 31, 2025 and 2024, the common stock subject to possible redemption reflected on the balance sheet is reflected in the following table:

Common stock subject to possible redemption, December 31, 2023	$25,526,944
Less:
Redemption of common stock in connection with Trust Extension	(25,747,589)
Add:
Accretion of carrying value to redemption value	1,125,315
Common stock subject to possible redemption, December 31, 2024	$904,670
Less:
Redemption of common stock in connection with Trust Extension	(681,347)
Add:
Accretion of carrying value to redemption value	28,060
Clawbacked income tax to prior redemption of common stock	344,506
Common stock subject to possible redemption, December 31, 2025	$595,889

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

Net Income (Loss) per Share of Common Stock

The Company has two outstanding classes of shares, which are referred to as redeemable common stock and non-redeemable common stock. Earnings and losses are shared pro rata between the two classes of stock. The 36,771 and 98,263 redeemable shares of common stock for which the outstanding Public Rights are exercisable were excluded from diluted earnings and losses per share for the years ended December 31, 2025 and 2024, respectively because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of shares.

	For the Year Ended December 31,
	2025	2024
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Net income attributable to common stock subject to possible redemption, as adjusted	$46,060	$597,539
Denominator: Weighted average common shares subject to redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	85,122	777,107
Basic and diluted net income per share, common stock subject to possible redemption	$0.54	$0.77

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(881,197)	$(817,025)
Less: net income attributable to common stock subject to redemption	(46,060)	(597,539)
Net loss attributable to non-redeemable common stock, as adjusted	$(927,257)	$(1,414,564)
Denominator: Weighted average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	2,082,825	2,082,825
Basic and diluted net loss per share, non-redeemable common stock	$(0.45)	$(0.68)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2025, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company recognizes right-of-use assets and lease liabilities for leases with terms greater than 12 months. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. As of December 31, 2025, the Company has one operating lease.

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

In connection with the approval of the extension amendment proposal, on July 18, 2023, the Sponsor entered into a non-interest bearing, unsecured promissory note issued by the Company in favor of the Sponsor (the “Extension Note”), providing for loans up to the aggregate principal amount of $720,000. On July 24, 2023, pursuant to the Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment, $80,000 was deposited into the Trust Account for a one-month extension. $80,000 will be deposited into the Trust Account each month the Company determines to extend the date by which it must consummate an Initial Business Combination. The Company has elected to extend such date until April 18, 2024, and an aggregate deposit of $720,000 of the proceeds of the Extension Note were made into the Trust Account. The Extension Note bears no interest and all unpaid principal under the Extension Note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination or (ii) the date of the liquidation of the Company. The Extension Note balance was $240,000 as of December 31, 2025 and 2024, respectively.

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

During the year ended December 31,2025, the Company paid back $146,025 and made draws of $701,981. As of December 31, 2025 and 2024, there was $1,115,977 and $560,021, respectively, outstanding balance on the Convertible notes payable - related party account.

Administrative Support Agreement

Commencing on October 14, 2022, the Company has agreed to pay the Sponsor or its affiliate a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the years ended December 31, 2025 and 2024, the Company incurred $240,000 and $240,000, respectively, on administrative support fees.

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

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.20 per Unit, or $1,369,060 and were paid offering expenses of $100,000 upon closing of the Initial Public Offering including the overallotment. As of December 31, 2025 and 2024, the Company had recorded deferred underwriting commissions of $2,723,060 payable only upon completion of the Initial Business Combination, which consisted of commissions and representative shares issuable in connection with the Initial Public Offering. The Company agreed to issue to the underwriter at the closing of the Initial Public Offering up to 136,906 representative shares (“Representative Shares”), due to the partial exercise of the over-allotment, which will be issued upon the completion of the Initial Business Combination. The representative shares had an initial fair value of $327,205.

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

In connection with the Company’s First and Second Extension Meetings, Continental stock transfer & trust (referred as “CST”), acting as trustee of the Trust Account, distributed redemption proceeds to redeeming public stockholders based on estimated per-share redemption prices. These prices did not account for certain tax amounts that the Company was entitled to withdraw from the Trust Account to pay income tax liabilities. As a result, the redemption prices were higher than they should have been, and stockholders were inadvertently overpaid. After discovering the error, the Company calculated that the total overpayment across all three extensions was $819,949. Starting from July 2025, the Company is in the process of engaging CST to notify the affected stockholders and request the return of the overpaid amounts. This overpayment issue does not impact the redemption rights of current public stockholders, and the Trust Account remains sufficient to fund redemptions in connection with the Business Combination. As of December 31, 2025, the Company has received $344,506 overpayment amount.

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

On August 31, 2024, the Company executed a non-interest bearing promissory note agreement with Aiways. Pursuance to the agreement, Aiways agreed to issue a promissory note in the amount of $500,000 to the Company. The note should be repaid by the Company on or before the date on which the Company consummates an initial business combination at its election and without penalty. On September 25, 2024, the Company received the cash proceeds from Aiways in the amount of $476,882 which represented a principal of $500,000 and an original issuing discount of $23,118. The original issuing discount is recorded in balance sheet in a contra liability account net against the bridge loan from target company for de-SPAC transaction. The original issuing discount is amortized over the term of the loan. An amortization expense of $8,688 and $14,430 were recorded for the years ended December 31, 2025 and 2024, respectively. The principal of $500,000 was recorded in the balance sheet under the notes payable-bridge loan account.

As of December 31, 2025, the balance in the bridge loan from target company for de-SPAC transaction account was $1,500,000.

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

Founder’s Shares

At inception, January 13, 2021, the Company issued 2,875,000 Founder Shares of common stock for total receivable of approximately of $25,000 received on May 11, 2021. These Founder Shares included up to 375,000 shares of which were subject to forfeiture by the stockholder if the underwriters did not fully exercise their over-allotment option. On December 10, 2021, pursuant to the Underwriter Addendum, the aggregate number of Founder Shares were reduced to 1,725,000. All share and per-share amounts have been retroactively restated to reflect the share surrender. In connection with the partial exercise of the over-allotment option on October 21, 2022, 13,675 Founder Shares were forfeited. The remaining Founder Shares represent 20% of the outstanding shares after the Initial Public Offering. As of December 31, 2025 and 2024, there were 2,082,825 shares outstanding.

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

The sources of income (loss) before provision for income taxes are as follows for the years ending December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Domestic	(887,197)	(638,025)
Foreign	-	-
Total	(887,197)	(638,025)

The provision for income taxes comprised of the following for the year ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Current:
Federal	$(4,000)	$120,000
State and local	(2,000)	59,000
Foreign	-	-
Total current	(6,000)	179,000
Deferred:
Federal	-	-
State and local	-	-
Foreign	-	-
Total deferred	-	-
Total provision for income taxes	$(6,000)	$179,000

For the year ended December 31, 2025 and 2024, the effective tax rate differs from the U.S. statutory rate primarily due to the valuation allowance on the start-up costs.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Start-up costs	$1,146,761	$854,681
Valuation allowance	(1,146,761)	(854,681)
Net deferred tax assets (liabilities)	$-	$-

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2025 and 2024, the change in the valuation allowance was $1,146,761 and $854,681, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	December 31, 2024	December 31, 2023
Assets:
Cash and marketable securities held in Trust Account	1	$406,761	$1,122,381

Liabilities:
Convertible notes payable to related party at fair value	3	$1,115,977	$560,021

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the statements of operations and comprehensive loss for the periods presented.

Additionally, there was $1,283 and $4,217 of interest accrued, but not yet credited to the Trust Account, which was recorded in the balance sheets in interest receivable on cash and marketable securities held in Trust Account as of December 31, 2025 and 2024, respectively.

During the year ended December 31,2025, the Company paid back $146,025 and made draws of $701,981. As of December 31, 2025 and 2024, there was $1,115,977 and $560,021, respectively, outstanding balance on the Convertible notes payable - related party account.

The following table presents information about the change in fair value of the Company’s Level 3 convertible note during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Fair value - beginning of period	$560,021	$643,708
Additions (repayments), net	539,256	(82,897)
Change in fair value	-	(790)
Fair value - end of period	$1,115,977	$560,021

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various Levels during the years ended December 31, 2025 and 2024.

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

Management determined that the Company’s incremental borrowing rate is the risk-free rate for the three-year treasury bond on the effective date.

Components of lease expense are as follows:

	December 31, 2025	December 31, 2024
Amortization of ROU Asset - operating lease	$22,614	$3,305
Interest in lease liabilities - operating lease	1,330	135
Lease expense	20,639	20,639
Total lease expense	$44,583	$24,079

Supplemental balance sheet information related to leases is as follows:

	December 31, 2025	December 31, 2024
Operating lease right-of-use assets, gross	$59,428	$59,428
Accumulated amortization	(22,614)	(3,305)
Operating lease right-of-use assets, net	$36,814	$56,123
Operating lease liabilities, current portion	13,605	13,066
Operating lease liabilities, less current portion	12,115	25,720
Total Operating lease liabilities	$25,720	$38,786

Future minimum lease payments are $26,744 as of December 31, 2025.

NOTE 10 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are available to be issued. There are no subsequent events identified that would require disclosure in the financial statements.