Form 10-Q
period 2026-03-31
Hudson Acquisition I Corp.
filed 2026-06-26
CIK 1853047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

HUDSON ACQUISITION I CORP.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

HUDSON ACQUISITION I CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$348,164	$346,611
Prepaid expenses and other current assets	5,000	5,000
Total current assets	353,164	351,611

Marketable securities held in Trust Account	410,394	406,761
Interest receivable	1,238	1,283
Right-of-use assets, net	31,904	36,814
Total assets	$796,700	$796,469

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$876,480	$817,509
Franchise tax payable	200,000	200,000
Income tax payable	939,000	937,000
Excise tax payable	725,989	725,989
Notes payable - bridge loan	1,500,000	1,500,000
Convertible notes payable - related party	1,145,106	1,115,977
Short-term lease liabilities	13,744	13,605
Total current liabilities	5,400,319	5,310,080
Deferred underwriting commissions	2,723,060	2,723,060
Long-term lease liabilities	8,626	12,115
Total liabilities	8,132,005	8,045,255

Commitments and Contingencies (Note 5)
Common stock subject to possible redemption, 36,771 and 36,771 shares at redemption value before tax of $16.25 and $16.21 per share as of March 31, 2026 and December 31, 2025, respectively	$597,477	$595,889

Stockholders’ deficit:
Common stock, par value $0.0001, 200,000,000 shares authorized; 2,082,825 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	209	209
Accumulated deficit	(7,932,991)	(7,844,884)
Total stockholders’ deficit	(7,932,782)	(7,844,675)
Total liabilities, redeemable common stock and stockholders’ deficit	$796,700	$796,469

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Operating expenses:
General and administrative expenses	$89,660	$309,058
Loss from operations	(89,660)	(309,058)
Other income:
Interest earned on marketable securities held in Trust Account	3,588	11,443
Interest earned on cash account	1,553	1
Other income	5,141	11,444

Income (loss) before income taxes	(84,519)	(297,614)
Provision for income taxes	(2,000)	15,000
Net income (loss)	$(86,519)	$(282,614)

Net income attributable to common stock subject to possible redemption- as adjusted	1,588	26,443
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	36,771	98,263
Basic and diluted net income per share, common stock subject to possible redemption- as adjusted	$0.04	$0.27
Net loss attributable to common stockholders	(88,107)	(309,057)
Weighted-average common shares outstanding, basic and diluted	2,082,825	2,082,825
Net loss per share common share, basic and diluted	$(0.04)	$(0.15)

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Accumulated	Stockholders’
Three Months Ended March 31, 2026	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2025	2,082,825	$209	$(7,844,884)	$(7,844,675)
Accretion of carrying value to redemption value	—	—	(1,588)	(1,588)
Net loss	—	—	(86,519)	(86,519)
Balance as of March 31, 2026	2,082,825	$209	$(7,932,991)	$(7,932,782)

	Common Stock		Accumulated	Stockholders’
Three Months Ended March 31, 2025	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2024	2,082,825	$209	$(6,928,814)	$(6,928,605)
Accretion of carrying value to redemption value	—	—	(8,443)	(8,443)
Net loss	—	—	(282,614)	(282,614)
Balance as of March 31, 2025	2,082,825	$209	$(7,219,871)	$(7,219,662)

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(86,519)	$(282,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(3,588)	(11,443)
Amortization expenses	4,910	13,466
Interest expenses	249	382
Lease payments	(3,599)	(3,599)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	—	1,200
Accounts payable and accrued expenses	58,971	223,976
Franchise tax payable	—	—
Income tax payable	2,000	(15,000)
Net cash used in operating activities	(27,576)	(73,632)
INVESTING ACTIVITIES
Cash withdrawn from Trust Account	—	42,467
Net cash provided by investing activities	—	42,467
FINANCING ACTIVITIES
Proceeds of notes payable - related party	29,129	73,632
Repayment of borrowing from related parties	—	(101,217)
Net cash provided by (used in) financing activities	29,129	(27,585)
Net change in cash during period	1,553	(58,750)
Cash, beginning of period	346,611	68,758
Cash, end of period	$348,164	$10,008
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Accretion of common stock subject to possible redemption	$(1,588)	$(8,443)

The accompanying notes are an integral part of these unaudited financial statements.

 HUDSON ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2026

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

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Hudson Acquisition I Corp.

As of March 31, 2026, t the Company had not commenced core operations. All activity for the period from January 13, 2021 (inception) through March 31, 2026 relates to the Company’s formation and raising funds through the initial public offering (“Initial Public Offering”), which is described below, and efforts in identifying a target to consummate an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The allocation of the net proceeds available to the Company outside of the Trust Account, along with the interest earned on the funds held in the Trust Account available to pay for income and other tax liabilities, represents the best estimate of the intended uses of these funds. In the event that the assumptions prove to be inaccurate, the Company may reallocate some of such proceeds within the above-described categories. If the estimate of the costs of undertaking due diligence and negotiating the Initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to the Company from the Trust Account is insufficient as a result of the volatile interest rate environment, the Company may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, the Company could seek such additional capital through loans or additional investments from the Sponsor or third parties. The Sponsor has agreed to loan the Company up to an aggregate of $1,000,000 to be used for working capital purposes pursuant to a Promissory Note. As of March 31, 2026, the Company had $1,145,106 in borrowings under the Promissory Note (see Note 4). If the Company is unable to obtain the necessary funds, it may be forced to cease searching for a target business and liquidate without completing the Initial Business Combination.

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

In connection with the vote to approve the Extension Amendment, the holders of 61,492 shares of Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.08 per share, for an aggregate redemption amount of $681,347. Following such redemptions, 36,771 Public Shares remained outstanding as of December 31, 2025 and March 31, 2026.

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

Liquidity and Capital Resources

As of March 31, 2026, the Company had a working capital deficit of $5,047,155, the Company also has an accumulated deficit of $7,932,991. The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

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

In response to the Nasdaq delisting notice, the Company has taken the following actions:

•	On July 23, 2024, the Company applied to transfer from Nasdaq Global Market to Nasdaq Capital Market.

•	On July 24, 2024, the Company requested a hearing and paid the $20,000 fee for the hearing.

•	On July 24, 2024, the Company received hearing instructions from Nasdaq, and has secured the hearing date for August 22, 2024.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on April 24, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

The Company closed its bank operating account in April 2025 and opened an investment account in September 2025. All cash and cash equivalents balance of $348,164 are invested in Government Money Market as of March 31, 2026.

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

Since the completion of its IPO on October 14, 2022, and through December 31, 2025, the Company withdrew $672,843 from the Trust Account in total to pay its liabilities related to the income taxes and Delaware franchise taxes. Through March 31, 2026, the Company remitted $215,265, $236,286 and $216,450 to the Delaware franchise tax authorities to pay its outstanding Delaware franchise tax of the fiscal year 2022, 2023 and 2024, respectively, which resulted in $4,842 in excess of the total withdrawn from the Trust Account not remitted to the tax payments, but held in HUDA’s operating account for upcoming tax payments, including the 2025 franchise tax, but not used for operating expenses. On March 31, 2026, HUDA regained the Certificate of Good Standing from the State of Delaware.

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

As of March 31, 2026 and December 31, 2025, the common stock subject to possible redemption reflected on the condensed balance sheet is reflected in the following table:

Common stock subject to possible redemption, December 31, 2024	$904,670
Less:
Redemption of common stock in connection with Trust Extension	(681,347)
Add:
Accretion of carrying value to redemption value	28,060
Clawbacked income tax to prior redemption of common stock	344,506
Common stock subject to possible redemption, December 31, 2025	$595,889
Less:
Redemption of common stock	—
Add:
Accretion of carrying value to redemption value	1,588
Common stock subject to possible redemption, March 31, 2026	$597,477

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

Net (Loss) Income per Share of Common Stock

The Company has two outstanding classes of shares, which are referred to as redeemable common stock and non-redeemable common stock. Earnings and losses are shared pro rata between the two classes of stock. The 36,771 and 98,263 redeemable shares of common stock for which the outstanding Public Rights are exercisable were excluded from diluted earnings and losses per share for the three months ended March 31, 2026 and 2025, respectively because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of shares.

	Three Months Ended March 31,
	2026	2025
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$1,588	$26,443
Net income attributable to common stock subject to possible redemption	$1,588	$26,443
Denominator: Weighted average common shares subject to redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	36,771	98,263
Basic and diluted net income per share, common stock subject to possible redemption	$0.04	$0.27

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(86,519)	$(282,614)
Less: net income attributable to common stock subject to redemption	(1,588)	(26,443)
Net loss attributable to non-redeemable common stock	$(88,107)	$(309,057)
Denominator: Weighted average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	2,082,825	2,082,825
Basic and diluted net loss per share, non-redeemable common stock	$(0.04)	$(0.15)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2026, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

The Company recognizes right-of-use assets and lease liabilities for leases with terms greater than 12 months. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. As of March 31, 2026, the Company has one operating lease.

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

In connection with the approval of the extension amendment proposal, on July 18, 2023, the Sponsor entered into a non-interest bearing, unsecured promissory note issued by the Company in favor of the Sponsor (the “Extension Note”), providing for loans up to the aggregate principal amount of $720,000. On July 24, 2023, pursuant to the Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment, $80,000 was deposited into the Trust Account for a one-month extension. $80,000 will be deposited into the Trust Account each month the Company determines to extend the date by which it must consummate an Initial Business Combination. The Company has elected to extend such date until April 18, 2024, and an aggregate deposit of $720,000 of the proceeds of the Extension Note were made into the Trust Account. The Extension Note bears no interest and all unpaid principal under the Extension Note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination or (ii) the date of the liquidation of the Company. The Extension Note balance was $240,000 as of March 31, 2026 and December 31, 2025, respectively.

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

During the three months ended March 31, 2026, the Company made draws of $29,129. As of March 31, 2026 and December 31, 2025, there was $1,145,106 and $1,115,977, respectively, outstanding balance on the Convertible notes payable - related party account.

Administrative Support Agreement

Commencing on October 14, 2022, the Company has agreed to pay the Sponsor or its affiliate a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2026 and for the years ended December 31, 2025, the Company incurred $60,000 and $240,000, respectively, on administrative support fees.

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

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.20 per Unit, or $1,369,060 and were paid offering expenses of $100,000 upon closing of the Initial Public Offering including the overallotment. As of March 31, 2026 and December 31, 2025, the Company had recorded deferred underwriting commissions of $2,723,060 payable only upon completion of the Initial Business Combination, which consisted of commissions and representative shares issuable in connection with the Initial Public Offering. The Company agreed to issue to the underwriter at the closing of the Initial Public Offering up to 136,906 representative shares (“Representative Shares”), due to the partial exercise of the over-allotment, which will be issued upon the completion of the Initial Business Combination. The representative shares had an initial fair value of $327,205.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s accompanying financial statements as there were redemptions by the public stockholders in 2024 and 2025; as a result, the Company recorded $725,989 and $719,176 excise tax liability as of December 31, 2025 and 2024, respectively. As of March 31, 2026, there is no change in the balance. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

In connection with the Company’s First and Second Extension Meetings, Continental stock transfer & trust (referred as “CST”), acting as trustee of the Trust Account, distributed redemption proceeds to redeeming public stockholders based on estimated per-share redemption prices. These prices did not account for certain tax amounts that the Company was entitled to withdraw from the Trust Account to pay income tax liabilities. As a result, the redemption prices were higher than they should have been, and stockholders were inadvertently overpaid. After discovering the error, the Company calculated that the total overpayment across all three extensions was $819,949. Starting from July 2025, the Company is in the process of engaging CST to notify the affected stockholders and request the return of the overpaid amounts. This overpayment issue does not impact the redemption rights of current public stockholders, and the Trust Account remains sufficient to fund redemptions in connection with the Business Combination. As of March 31, 2026, the Company has received $344,506 overpayment amount.

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

On August 31, 2024, the Company executed a non-interest bearing promissory note agreement with Aiways. Pursuance to the agreement, Aiways agreed to issue a promissory note in the amount of $500,000 to the Company. The note should be repaid by the Company on or before the date on which the Company consummates an initial business combination at its election and without penalty. On September 25, 2024, the Company received the cash proceeds from Aiways in the amount of $476,882 which represented a principal of $500,000 and an original issuing discount of $23,118. The original issuing discount is recorded in balance sheet in a contra liability account net against the bridge loan from target company for de-SPAC transaction. The original issuing discount is amortized over the term of the loan. An amortization expense of nil and $8,688 were recorded for the three months ended March 31, 2026 and for the year ended December 31, 2025, respectively. The principal of $500,000 was recorded in the balance sheet under the notes payable-bridge loan account.

As of March 31, 2026, the balance in the bridge loan from target company for de-SPAC transaction account was $1,500,000.

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

Founder’s Shares

At inception, January 13, 2021, the Company issued 2,875,000 Founder Shares of common stock for total receivable of approximately of $25,000 received on May 11, 2021. These Founder Shares included up to 375,000 shares of which were subject to forfeiture by the stockholder if the underwriters did not fully exercise their over-allotment option. On December 10, 2021, pursuant to the Underwriter Addendum, the aggregate number of Founder Shares were reduced to 1,725,000. All share and per-share amounts have been retroactively restated to reflect the share surrender. In connection with the partial exercise of the over-allotment option on October 21, 2022, 13,675 Founder Shares were forfeited. The remaining Founder Shares represent 20% of the outstanding shares after the Initial Public Offering. As of March 31, 2026 and December 31, 2025, there were 2,082,825 shares outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2026	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$410,394	$406,761

Liabilities:
Convertible notes payable to related party at fair value	3	$1,145,106	$1,115,977

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the statements of operations and comprehensive loss for the periods presented.

Additionally, there was $1,238 and $1,283 of interest accrued, but not yet credited to the Trust Account, which was recorded in the balance sheets in interest receivable on cash and marketable securities held in Trust Account as of March 31, 2026 and December 31, 2025, respectively.

During the three months ended March 31, 2026, the Company made draws of $29,129. As of March 31, 2026 and December 31, 2025, there was $1,145,106 and $1,115,977, respectively, outstanding balance on the Convertible notes payable - related party account.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various Levels during the three months ended March 31, 2026 and the year ended December 31, 2025.

NOTE 8 — LEASE

Management determined that the Company’s incremental borrowing rate is the risk free rate for the three-year treasury bond on the effective date.

Components of lease expense are as follows:

	March 31, 2026	December 31, 2025
Amortization of ROU Asset - operating lease	$27,524	$22,614
Interest in lease liabilities - operating lease	249	1,330
Lease expense	5,160	20,639
Total lease expense	$32,933	$44,583

Supplemental balance sheet information related to leases is as follows:

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets, gross	$59,428	$59,428
Accumulated amortization	(27,524)	(22,614)
Operating lease right-of-use assets, net	$31,904	$36,814
Operating lease liabilities, current portion	13,744	13,605
Operating lease liabilities, non-current portion	8,626	12,115
Total Operating lease liabilities	$22,370	$25,720

Future minimum lease payments are $23,144 as of March 31, 2026.

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

For the three months ended March 31, 2026, we had a net loss of $86,519, which consisted of interest earned on marketable securities held in the trust account of $3,588, interest earned on operating cash account of $1,553, offset by general and administrative expenses of $89,660, and provision for income taxes of $2,000.

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

For the three months ended March 31, 2026, cash used in operating activities was $27,576, consisting of a net loss of $86,519, interest received on marketable securities held in the Trust Account of 3,588, a lease payment of $3,599, and an increase in accounts payable and accrued expenses of $58,971, that were partially offset by the amortization expense of $4,910, and interest expense of $249.

For the three months ended March 31, 2025, cash used in operating activities was $73,632, consisting of a net loss of $282,614, interest received on marketable securities held in the Trust Account of $11,443, a lease payment of $3,599, and an increase in accounts payable and accrued expenses of $223,976, that were partially offset by the amortization expense of $13,466, and interest expense of $382.

For the three months ended March 31, 2025, cash provided by investing activities was $42,467, consisting of cash withdrawn from the Trust Account of $42,467.

For the three months ended March 31, 2026, cash provided by financing activities was $29,129, consisting of cash proceeds from the related party borrowing of $29,129.

For the three months ended March 31, 2025, cash used in financing activities was $27,584, consisting of the repayment of borrowing from related parties of $101,217, that were partially offset by cash proceeds from the related party borrowing of $73,632.

As of March 31, 2026, the Company had cash held in the trust account of $410,394. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned in the trust account to complete our Initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, the Company had $10,008 cash held outside of the trust account. We intend to pay the outstanding tax liabilities since the funds are basically from clawbacked income tax related to redemption overpayment, and should be characterized as withdraw from trust account.

Redemption Impact on Public Float and Cash Available In connection with the stockholder votes to extend the deadline to complete an Initial Business Combination, we have experienced significant redemptions of our public shares:

•	July 2023: 4,427,969 shares redeemed

•	April 2024: 2,315,868 shares redeemed

•	July 2024: 3,200 shares redeemed

•	October 2025: 61,492 shares redeemed

As a result, as of March 31, 2026, only 36,771 public shares remained outstanding, representing a reduction of over 99% of the public shares originally issued in the Initial Public Offering. These redemptions have substantially reduced the amount of cash available in the trust account and have significantly diminished our public float.

Trust Account Depletion

The aggregate amount held in the trust account has decreased materially as a result of the redemptions described above. As of March 31, 2026, the trust account balance was $410,394, compared to approximately $69.5 million immediately following the Initial Public Offering. While we have withdrawn an aggregate of $674,236 from the trust account to pay tax obligations, the primary driver of the reduction has been the payment of redemption proceeds to redeeming public stockholders.

Franchise and Income Tax Withdrawals from Trust Account

Since the completion of its IPO on October 14, 2022, and through March 31, 2026, the Company withdrew $672,843 from the Trust Account in total to pay its liabilities related to the income taxes and Delaware franchise taxes. Through March 31, 2026, the Company remitted $215,265, $236,286 and $216,450 to the Delaware franchise tax authorities to pay its outstanding Delaware franchise tax of the fiscal year 2022, 2023 and 2024, respectively, which resulted in $4,842 in excess of the total withdrawn from the Trust Account not remitted to the tax payments, but held in HUDA’s operating account for upcoming tax payments, including the 2025 franchise tax, and not used for operating expenses. On March 31, 2026, HUDA regained the Certificate of Good Standing from the State of Delaware.

The Company continues to incur further tax liabilities and intends to cover such liabilities from the funds in its operating account, preserved funds for taxes and, if necessary, from the proceeds from the promissory note to Sponsor, Related-Party Financing

To finance transaction costs and working capital needs, our Sponsor and its affiliates have provided financing through promissory notes and working capital advances. As of March 31, 2026, the principal amount outstanding under related-party promissory notes was $1,145,106. Under the Business Combination Agreement, obligations under Sponsor loans made prior to closing, up to an aggregate of $1.5 million, may be converted into Pubco ordinary shares at $10.00 per share at the closing of the proposed business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2026.

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

As of March 31, 2026, deferred underwriting commissions and representative shares totaled $2,723,060, consisting of cash commissions of $2,395,855 and representative shares issuable in connection with the Initial Public Offering.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Management (with the participation of the CEO and CFO) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

During the period from January 13, 2021 through March 31, 2026, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in litigation matters that may affect its business and operations. On November 22, 2024, Alex Don filed a lawsuit against us, PX Global Advisors, LLC, and certain officers of both companies in the Supreme Court of New York, County of New York (Index No. 161040/2024), alleging claims for breach of contract, violations of New York Labor Law § 193(5) for unpaid wages, and retaliatory discharge under New York Labor Law § 215 and § 740. The plaintiff seeks approximately $143,000 in alleged unpaid wages, plus additional damages. On November 29, 2024, we and the other defendants filed a countersuit against Alex Don (Index No. 659350/2024), alleging breach of employment contracts, gross negligence, and willful misconduct in connection with the company’s Nasdaq compliance matters, seeking damages of at least $6.5 million. Both cases are still in their early stages. While we intend to vigorously defend against the claims and pursue their counterclaims, litigation is inherently uncertain and there can be no assurance of a favorable outcome. An adverse resolution of these matters could have an adverse effect on HUDA’s business, financial condition, and results of operations.

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

HUDSON ACQUISITION I CORP.

Date: [ ], 2026	By:	/s/ Warren Wang
Warren Wang
Chief Executive Officer (Principal Executive Officer)

Date: [ ], 2026	By:	/s/ Pengfei Xie
Pengfei Xie
Chief Financial Officer (Principal Financial and Accounting Officer)

