Form 10-Q
period 2026-06-30
Hudson Acquisition I Corp.
filed 2026-08-14
CIK 1853047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of the date of this report, there were 2,111,028 shares of common stock, par value $0.0001 per share, issued and outstanding.

HUDSON ACQUISITION I CORP.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

HUDSON ACQUISITION I CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$349,795	$346,611
Prepaid expenses and other current assets	5,000	5,000
Total current assets	354,795	351,611

Marketable securities held in Trust Account	414,071	406,761
Interest receivable in cash and marketable securities held in the Trust Account	1,204	1,283
Right-of-use assets, net	26,959	36,814
Total assets	$797,029	$796,469

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$947,341	$817,509
Franchise tax payable	-	200,000
Income tax payable	940,000	937,000
Excise tax payable	725,989	725,989
Notes payable – bridge loan	1,500,000	1,500,000
Convertible notes payable – related party	1,234,779	1,115,977
Short-term lease liabilities	13,883	13,605
Total current liabilities	5,361,992	5,310,080
Deferred underwriting commissions	2,723,060	2,723,060
Long-term lease liabilities	5,103	12,115
Total liabilities	8,090,155	8,045,255

Commitments and Contingencies (Note 4)
Common stock subject to possible redemption, 36,771 shares at redemption value of $11.03 and $11.03 per share as of June 30, 2026 and December 31, 2025, respectively	$600,120	$595,889

Stockholders’ deficit:

Common stock, par value $0.0001, 200,000,000 shares authorized; 2,082,825 shares issued and outstanding as of June 30, 2026 and December 31, 2025	209	209
Accumulated deficit	(7,893,455)	(7,844,884)
Total stockholders’ deficit	(7,893,246)	(7,844,675)
Total liabilities, redeemable common stock and stockholders’ deficit	$797,029	$796,469

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Operating expenses:
General and administrative	$153,678	$86,208	$243,338	$395,266
Reversal of over-accrued franchise tax expense	(191,583)	-	(191,583)	-
Income (loss) from operations	37,905	(86,208)	(51,755)	(395,266)

Other income:
Interest earned on marketable securities held in Trust Account	3,643	11,350	7,231	22,793
Interest earned on cash account	1,631	-	3,184	1
Other income, net	5,274	11,350	10,415	22,794

Income (loss) before income taxes	43,179	(74,858)	(41,340)	(372,472)
Provision for (benefit from) income taxes	(1,000)	(3,000)	(3,000)	12,000

Net income (loss)	$42,179	$(77,858)	$(44,340)	$(360,472)

Net income attributable to common stock subject to possible redemption- as adjusted	2,643	8,350	4,231	34,793
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	36,771	98,263	36,771	98,263
Basic and diluted net income per share, common stock subject to possible redemption- as adjusted	$0.07	$0.08	$0.12	$0.35
Net income (loss) attributable to non-redeemable common stockholders	39,536	(86,208)	(48,571)	(395,265)
Weighted-average common shares outstanding, basic and diluted	2,082,825	2,082,825	2,082,825	2,082,825
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.02	$(0.04)	$(0.02)	$(0.19)

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

				Total
	Common Stock		Accumulated	Stockholder’s
	Shares	Amount	Deficit	Deficit

Balance, January 1, 2026	2,082,825	$209	$(7,844,884)	$(7,844,675)
Accretion of common stock subject to possible redemption	-	-	(1,588)	(1,588)
Net loss	-	-	(86,519)	(86,519)
Balance, March 31, 2026	2,082,825	209	(7,932,991)	(7,932,782)
Accretion of common stock subject to possible redemption	-	-	(2,643)	(2,643)
Net income	-	-	42,179	42,179
Balance, June 30, 2026	2,082,825	209	(7,893,455)	(7,893,246)

				Total
	Common Stock		Accumulated	Stockholder’s
	Shares	Amount	Deficit	Deficit

Balance, January 1, 2025	2,082,825	$209	$(6,928,814)	$(6,928,605)
Accretion of common stock subject to possible redemption	-	-	(8,443)	(8,443)
Net loss	-	-	(282,614)	(282,614)
Balance, March 31, 2025	2,082,825	209	(7,219,871)	(7,219,662)
Accretion of common stock subject to possible redemption	-	-	(8,351)	(8,351)
Net loss	-	-	(77,858)	(77,858)
Balance, June 30, 2025	2,082,825	209	(7,306,080)	(7,305,871)

The accompanying notes are an integral part of these unaudited financial statements.

HUDSON ACQUISITION I CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,340)	$(360,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(7,231)	(22,793)
Amortization expenses	9,855	18,276
Interest expenses	(3,135)	(2,869)
Lease payments	(3,599)	(3,599)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	1,200
Accounts payable and accrued expenses	129,832	210,273
Franchise tax payable	(200,000)	-
Income tax payable	3,000	(12,000)
Net cash used in operating activities	$(115,619)	$(171,984)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash withdrawn from Trust Account for payment to redeeming stockholders	-	-
Investment of cash in Trust Account	-	-
Withdrawal of interest from Trust Account	-	51,760
Net cash provided by investing activities	$-	$51,760

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common stock	-	-
Advances from target company for de-SPAC transaction	-	-
Proceeds from convertible notes payable – related party	118,802	171,985
Repayment of borrowing from related parties	-	(120,519)
Net cash provided by (used in) financing activities	$118,802	$51,466

NET CHANGE IN CASH	3,184	(68,758)
Cash - Beginning of period	346,611	68,758
Cash - End of period	$349,795	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accretion of common stock subject to possible redemption	$(4,231)	$(16,794)

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

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Hudson Acquisition I Corp.

As of June 30, 2026, the Company had not commenced core operations. All activity from January 13, 2021 (inception) through June 30, 2026 related to the Company’s formation, its Initial Public Offering, maintaining its status as a public company, identifying and evaluating prospective target businesses, and preparing for the proposed transaction with Aiways Europe. The Company will not generate operating revenues until after completion of an Initial Business Combination, at the earliest, and generates non-operating income primarily from interest earned on funds held in the Trust Account.

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

The allocation of the net proceeds available to the Company outside of the Trust Account, along with the interest earned on the funds held in the Trust Account available to pay for income and other tax liabilities, represents the best estimate of the intended uses of these funds. In the event that the assumptions prove to be inaccurate, the Company may reallocate some of such proceeds within the above-described categories. If the estimate of the costs of undertaking due diligence and negotiating the Initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to the Company from the Trust Account is insufficient as a result of the volatile interest rate environment, the Company may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, the Company could seek such additional capital through loans or additional investments from the Sponsor or third parties. The Sponsor has agreed to loan the Company up to an aggregate of $1,000,000 to be used for working capital purposes pursuant to a Promissory Note. As of June 30, 2026, the Company had $1,234,779 in borrowings under the Promissory Note (see Note 3). If the Company is unable to obtain the necessary funds, it may be forced to cease searching for a target business and liquidate without completing the Initial Business Combination.

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

In connection with the vote to approve the Extension Amendment, the holders of 61,492 shares of Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.08 per share, for an aggregate redemption amount of $681,347. Following such redemptions, 36,771 Public Shares remained outstanding as of December 31, 2025 and June 30, 2026.

On July 17, 2026, the Company held a special meeting of its stockholders. The stockholders approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to give the Company the option to extend the date by which it must consummate an Initial Business Combination beyond July 18, 2026, up to nine (9) times for an additional one (1) month each time, to April 18, 2027, with no further monthly deposits into the Trust Account. On July 17, 2026, the Company filed the related Certificate of Amendment with the Secretary of State of the State of Delaware. In connection with the vote to approve the extension amendment, holders of 8,568 Public Shares exercised their right to redeem their shares for cash, leaving 28,203 Public Shares outstanding following such redemptions.

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

Liquidity and Capital Resources

As of June 30, 2026, the Company had a working capital deficit of $5,007,197 and an accumulated deficit of $7,893,455. The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

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

Nasdaq Compliance

On July 23, 2024, the Company received a notice from The NASDAQ Stock Market (“Nasdaq”) that its securities will be delisted from The Nasdaq Global Market. On December 15, 2023, the staff of Nasdaq (the “Staff”) notified the Company that the market value of its listed securities had been below the minimum $50,000,000 required for continued listing as set forth in Listing Rule 5450(b)(2)(A) (the “Rule”) for the previous 30 consecutive trading days. Therefore, in accordance with Listing Rule 5810(c)(3)(C), the Company was provided 180 calendar days, or until June 12, 2024, to regain compliance with the Rule. However, the Company did not regain compliance with the Rule. 9.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 24, 2026. The interim results for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future period.

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

The Company closed its bank operating account in April 2025 and opened an investment account in September 2025. All cash and cash equivalents balance of $349,795 are invested in Government Money Market as of June 30, 2026.

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

Since the completion of its IPO on October 14, 2022, and through June 30, 2025, the Company withdrew $672,843 from the Trust Account in total to pay its liabilities related to the income taxes and Delaware franchise taxes. Through June 30, 2026, the Company remitted $215,265, $236,286 and $216,450 to the Delaware franchise tax authorities to pay its outstanding Delaware franchise tax of the fiscal year 2022, 2023 and 2024, respectively, which resulted in $4,842 in excess of the total withdrawn from the Trust Account not remitted to the tax payments, but held in HUDA’s operating account for upcoming tax payments, including the 2025 franchise tax, but not used for operating expenses. On September 30, 2025, HUDA regained the Certificate of Good Standing from the State of Delaware. The Company subsequently applied the remaining $4,842 toward its 2025 Delaware franchise tax liability and paid the balance, resulting in full payment of the 2025 Delaware franchise tax of $8,416.72.

 The Company continues to incur further tax liabilities and intends to cover such liabilities from the funds in its operating account, permissible withdrawals from Trust Account, and, if necessary, from the proceeds from the promissory note to Sponsor.

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

As of June 30, 2026 and December 31, 2025, common stock subject to possible redemption reflected on the condensed balance sheets is reconciled in the following table:

Common stock subject to possible redemption, December 31, 2024	$904,670
Less:
Redemption of common stock in connection with Trust Extension	(681,347)
Add:
Accretion of carrying value to redemption value	28,060
Clawbacked income tax to prior redemption of common stock	344,506
Common stock subject to possible redemption, December 31, 2025	$595,889
Less:
Redemption of common stock	—
Add:
Accretion of carrying value to redemption value	4,231
Common stock subject to possible redemption, June 30, 2026	$600,120

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

Net (Loss) Income per Share of Common Stock

The Company has two outstanding classes of shares, which are referred to as redeemable common stock and non-redeemable common stock. Earnings and losses are shared pro rata between the two classes of stock. The 36,771 and 98,263 redeemable shares of common stock for which the outstanding Public Rights are exercisable were excluded from diluted earnings and losses per share for the six months ended June 30, 2026 and 2025, respectively because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of shares.

	Three Months Ended June 30,
	2026	2025
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$2,643	$8,350
Net income attributable to common stock subject to possible redemption	$2,643	$8,350
Denominator: Weighted average common shares subject to redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	36,771	98,263
Basic and diluted net income per share, common stock subject to possible redemption	$0.07	$0.08
Non-Redeemable common stock
Numerator: Net income less earnings - Basic and diluted
Net income (loss)	$42,179	$(77,858)
Less: net income attributable to common stock subject to redemption	2,643	8,350
Net income attributable to non-redeemable common stock	$39,536	$(86,208)
Denominator: Weighted average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	2,082,825	2,082,825
Basic and diluted net income per share, non-redeemable common stock	$0.02	$(0.04)

	Six Months Ended June 30,
	2026	2025
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$4,231	$34,793
Net income attributable to common stock subject to possible redemption	$4,231	$34,793
Denominator: Weighted average common shares subject to redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	36,771	98,263
Basic and diluted net income per share, common stock subject to possible redemption	$0.12	$0.35

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(44,340)	$(360,472)
Less: net income attributable to common stock subject to redemption	4,231	34,793
Net loss attributable to non-redeemable common stock	$(48,571)	$(395,265)
Denominator: Weighted average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	2,082,825	2,082,825
Basic and diluted net loss per share, non-redeemable common stock	$(0.02)	$(0.19)

Concentration of Credit Risk

C Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2026, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company recognizes right-of-use assets and lease liabilities for leases with terms greater than 12 months. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. As of June 30, 2026, the Company has one operating lease.

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

In connection with the approval of the extension amendment proposal, on July 18, 2023, the Sponsor entered into a non-interest bearing, unsecured promissory note issued by the Company in favor of the Sponsor (the “Extension Note”), providing for loans up to the aggregate principal amount of $720,000. On July 24, 2023, pursuant to the Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment, $80,000 was deposited into the Trust Account for a one-month extension. $80,000 will be deposited into the Trust Account each month the Company determines to extend the date by which it must consummate an Initial Business Combination. The Company has elected to extend such date until April 18, 2024, and an aggregate deposit of $720,000 of the proceeds of the Extension Note were made into the Trust Account. The Extension Note bears no interest and all unpaid principal under the Extension Note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination or (ii) the date of the liquidation of the Company. The Extension Note balance was $240,000 as of June 30, 2026 and December 31, 2025, respectively.

On November 22, 2024, the Company executed the Business Combination Agreement with Aiways Automobile Europe GmbH. Pursuant to the Business Combination Agreement, at the Closing, among other things, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of EuroEV Holding (the “Pubco”). Each issued and outstanding share of the Company’s common stock immediately prior to the effective time of the merger, other than shares redeemed in accordance with the Company’s organizational documents, will be converted into the right to receive one Pubco Ordinary Share, subject to the terms and conditions of the Business Combination Agreement. Concurrent with the business combination, the Company, Pubco, the Sponsor and Pengfei Xie (the “Sponsor Guarantor”) agreed that the Company’s obligations under any loans made by the Sponsor to the Company prior to the closing, up to an aggregate of $1,500,000 (the “Converted Sponsor Loans”) will be converted into Pubco Ordinary Shares at the closing at a conversion price of $10.00 per Pubco Ordinary Share.

During the six months ended June 30, 2026, the Company made draws of $118,802. As of June 30, 2026 and December 31, 2025, there was $1,234,779 and $1,115,977, respectively, outstanding balance on the Convertible notes payable - related party account.

Administrative Support Agreement

Commencing on October 14, 2022, the Company has agreed to pay the Sponsor or its affiliate a total of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the six months ended June 30, 2026 and for the years ended December 31, 2025, the Company incurred $60,000 and $240,000, respectively, on administrative support fees.

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

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.20 per Unit, or $1,369,060 and were paid offering expenses of $100,000 upon closing of the Initial Public Offering including the overallotment. As of June 30, 2026 and December 31, 2025, the Company had recorded deferred underwriting commissions of $2,723,060 payable only upon completion of the Initial Business Combination, which consisted of commissions and representative shares issuable in connection with the Initial Public Offering. The Company agreed to issue to the underwriter at the closing of the Initial Public Offering up to 136,906 representative shares (“Representative Shares”), due to the partial exercise of the over-allotment, which will be issued upon the completion of the Initial Business Combination. The representative shares had an initial fair value of $327,205.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s accompanying financial statements as there were redemptions by the public stockholders in 2024 and 2025; as a result, the Company recorded $725,989 and $719,176 excise tax liability as of December 31, 2025 and 2024, respectively. As of June 30, 2026, there is no change in the balance. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

In connection with the Company’s First and Second Extension Meetings, Continental stock transfer & trust (referred as “CST”), acting as trustee of the Trust Account, distributed redemption proceeds to redeeming public stockholders based on estimated per-share redemption prices. These prices did not account for certain tax amounts that the Company was entitled to withdraw from the Trust Account to pay income tax liabilities. As a result, the redemption prices were higher than they should have been, and stockholders were inadvertently overpaid. After discovering the error, the Company calculated that the total overpayment across all three extensions was $819,949. Starting from July 2025, the Company is in the process of engaging CST to notify the affected stockholders and request the return of the overpaid amounts. This overpayment issue does not impact the redemption rights of current public stockholders, and the Trust Account remains sufficient to fund redemptions in connection with the Business Combination. As of June 30, 2026, the Company has received $344,506 overpayment amount.

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

On August 31, 2024, the Company executed a non-interest bearing promissory note agreement with Aiways. Pursuance to the agreement, Aiways agreed to issue a promissory note in the amount of $500,000 to the Company. The note should be repaid by the Company on or before the date on which the Company consummates an initial business combination at its election and without penalty. On September 25, 2024, the Company received the cash proceeds from Aiways in the amount of $476,882 which represented a principal of $500,000 and an original issuing discount of $23,118. The original issuing discount is recorded in balance sheet in a contra liability account net against the bridge loan from target company for de-SPAC transaction. The original issuing discount is amortized over the term of the loan. An amortization expense of nil and $8,688 were recorded for the six months ended June 30, 2026 and for the year ended December 31, 2025, respectively. The principal of $500,000 was recorded in the balance sheet under the notes payable-bridge loan account.

As of June 30, 2026, the balance in the bridge loan from target company for de-SPAC transaction account was $1,500,000.

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

Founder’s Shares

At inception, January 13, 2021, the Company issued 2,875,000 Founder Shares of common stock for total receivable of approximately of $25,000 received on May 11, 2021. These Founder Shares included up to 375,000 shares of which were subject to forfeiture by the stockholder if the underwriters did not fully exercise their over-allotment option. On December 10, 2021, pursuant to the Underwriter Addendum, the aggregate number of Founder Shares were reduced to 1,725,000. All share and per-share amounts have been retroactively restated to reflect the share surrender. In connection with the partial exercise of the over-allotment option on October 21, 2022, 13,675 Founder Shares were forfeited. The remaining Founder Shares represent 20% of the outstanding shares after the Initial Public Offering. As of June 30, 2026 and December 31, 2025, there were 2,082,825 shares outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2026	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$414,071	$406,761

Liabilities:
Convertible notes payable to related party at fair value	3	$1,234,779	$1,115,977

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the statements of operations and comprehensive loss for the periods presented.

Additionally, there was $1,204 and $1,283 of interest accrued, but not yet credited to the Trust Account, which was recorded in the balance sheets in interest receivable on cash and marketable securities held in Trust Account as of June 30, 2026 and December 31, 2025, respectively.

During the six months ended June 30, 2026, the Company made draws of $118,802. As of June 30, 2026 and December 31, 2025, there was $1,234,779 and $1,115,977, respectively, outstanding balance on the Convertible notes payable - related party account.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to or from the various Levels during the six months ended June 30, 2026 and the year ended December 31, 2025.

NOTE 8 — LEASE

Management determined that the Company’s incremental borrowing rate is the risk free rate for the three-year treasury bond on the effective date.

Components of lease expense are as follows:

	June 30, 2026	December 31, 2025
Amortization of ROU Asset – operating lease	$32,469	$22,614
Interest in lease liabilities – operating lease	464	1,330
Lease expense	10,320	20,639
Total lease expense	$43,253	$44,583

Supplemental balance sheet information related to leases is as follows:

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets, gross	$59,428	$59,428
Accumulated amortization	(32,469)	(22,614)
Operating lease right-of-use assets, net	$26,959	$36,814
Operating lease liabilities, current portion	13,883	13,605
Operating lease liabilities, non-current portion	5,103	12,115
Total Operating lease liabilities	$18,986	$25,720

Future minimum lease payments were $19,545 as of June 30, 2026.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were available to be issued. Other than the extension and related redemptions described below, no subsequent events were identified that required recognition or disclosure in the financial statements.

On July 17, 2026, HUDA held a special meeting of its stockholders, where the stockholders approved the proposal to amend HUDA’s Amended and Restated Certificate of Incorporation pursuant to an amendment to its Charter to extend the date by which HUDA must effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses from July 18, 2026, up to nine (9) times for an additional one (1) month each time to April 18, 2027, and does not require monthly deposits into the Trust Account.

In connection with the vote to approve the Extension Amendment, the holders of 8,568 shares of Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.01 per share, for an aggregate redemption amount of $95,095. Following such redemptions, 28,203 Public Shares remained outstanding as of July 17, 2026.

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

If we do not consummate an Initial Business Combination by April 18, 2027, we will be required to cease all operations except for the purpose of winding up, redeem the outstanding public shares and dissolve and liquidate.

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

For the six months ended June 30, 2026, we had a net loss of $44,340, consisting principally of $243,338 of general and administrative expenses and $3,000 of income tax expense, partially offset by a $191,583 reversal of franchise tax expense, $7,231 of interest earned on marketable securities held in the Trust Account and $3,184 of interest earned on the operating cash account.

For the six months ended June 30, 2025, we had a net loss of $360,472, consisting principally of $22,793 of interest earned on marketable securities held in the Trust Account and $1 of interest earned on operating cash, offset by $395,266 of general and administrative expenses and the net income-tax effect disclosed in the financial statements.

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

For the six months ended June 30, 2026, net cash used in operating activities was $115,619. The principal components included the $44,340 net loss, $7,231 of interest earned on the Trust Account, $9,855 of amortization expense, $3,135 of interest expense adjustments, $3,599 of lease payments, a $129,832 increase in accounts payable and accrued expenses, a $200,000 decrease in franchise tax payable and a $3,000 increase in income tax payable.

For the six months ended June 30, 2025, net cash used in operating activities was $171,984, including a net loss of $360,472 and $22,793 of interest earned on marketable securities held in the Trust Account, partially offset by changes in working capital and other non-cash adjustments detailed in the statement of cash flows.

For the six months ended June 30, 2025, net cash provided by investing activities was $51,760, consisting of cash withdrawn from the Trust Account.

For the six months ended June 30, 2026, net cash provided by financing activities was $118,802, consisting of proceeds from convertible notes payable to related parties.

For the six months ended June 30, 2025, net cash provided by financing activities was $51,466, consisting of $171,985 of related-party borrowings, partially offset by $120,519 of repayments.

As of June 30, 2026, the Company had cash held in the trust account of $414,071. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned in the trust account to complete our Initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, the Company had $349,795 cash held outside of the trust account. We intend to pay the outstanding tax liabilities since the funds are basically from clawbacked income tax related to redemption overpayment, and should be characterized as withdraw from trust account.

Redemption Impact on Public Float and Cash Available In connection with the stockholder votes to extend the deadline to complete an Initial Business Combination, we have experienced significant redemptions of our public shares:

•	July 2023: 4,427,969 shares redeemed

•	April 2024: 2,315,868 shares redeemed

•	July 2024: 3,200 shares redeemed

•	October 2025: 61,492 shares redeemed

As a result, as of June 30, 2026, only 36,771 public shares remained outstanding, representing a reduction of over 99% of the public shares originally issued in the Initial Public Offering. These redemptions have substantially reduced the amount of cash available in the trust account and have significantly diminished our public float.

Trust Account Depletion

The aggregate amount held in the trust account has decreased materially as a result of the redemptions described above. As of June 30, 2026, the trust account balance was $414,071, compared to approximately $69.5 million immediately following the Initial Public Offering. While we have withdrawn an aggregate of $672,843 from the trust account to pay tax obligations, the primary driver of the reduction has been the payment of redemption proceeds to redeeming public stockholders.

Franchise and Income Tax Withdrawals from Trust Account

Since the completion of its IPO on October 14, 2022, and through June 30, 2026, we withdrew $672,843 from the Trust Account in total to pay its liabilities related to the income taxes and Delaware franchise taxes. Through June 30, 2026, we remitted $215,265, $236,286 and $216,450 to the Delaware franchise tax authorities to pay its outstanding Delaware franchise tax of the fiscal year 2022, 2023 and 2024, respectively, which resulted in $4,842 in excess of the total withdrawn from the Trust Account not remitted to the tax payments, but held in HUDA’s operating account for upcoming tax payments, including the 2025 franchise tax, and not used for operating expenses. On September  30, 2025, HUDA regained the Certificate of Good Standing from the State of Delaware. The Company subsequently applied the remaining $4,842 toward its 2025 Delaware franchise tax liability and paid the balance, resulting in full payment of the 2025 Delaware franchise tax of $8,416.72.

We continue to incur further tax liabilities and intend to cover such liabilities from the funds in its operating account, preserved funds for taxes, permissible withdrawals from the Trust Account, and, if necessary, from the proceeds from the promissory note to Sponsor, Related-Party Financing

To finance transaction costs and working capital needs, our Sponsor and its affiliates have provided financing through promissory notes and working capital advances. As of June 30, 2026, the principal amount outstanding under related-party promissory notes was $1,234,779. Under the Business Combination Agreement, obligations under Sponsor loans made prior to closing, up to an aggregate of $1.5 million, may be converted into Pubco ordinary shares at $10.00 per share at the closing of the proposed business combination.

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

Going Concern

As of June 30, 2026, the Company had until July 18, 2026 to consummate an Initial Business Combination es] and 36,771 Public Shares outstanding. On July 17, 2026, the Company’s stockholders approved an amendment extending the date by which the Company may consummate an Initial Business Combination from July 18, 2026 to April 18, 2027. In connection with the extension, holders of 8,568 Public Shares exercised their redemption rights, leaving 28,203 Public Shares outstanding following the redemption.

Notwithstanding the extension, the Company’s limited liquidity, lack of operating revenues, continuing operating and transaction expenses and mandatory liquidation requirement if an Initial Business Combination is not consummated by April 18, 2027, raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete the proposed Business Combination prior to the expiration of the Combination Period.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2026.

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

As of June 30, 2026, deferred underwriting commissions and representative shares totaled $2,723,060, consisting of cash commissions of $2,395,855 and representative shares issuable in connection with the Initial Public Offering.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Management (with the participation of the CEO and CFO) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

During the period from January 13, 2021 through June 30, 2026, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUDSON ACQUISITION I CORP.

Date: August 14, 2026	By:	/s/ Warren Wang
Warren Wang
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Pengfei Xie
Pengfei Xie
Chief Financial Officer (Principal Financial and Accounting Officer)

